Form 10-Q
period 1996-03-31
BELDING HEMINWAY CO INC /DE/
filed 1996-05-15
CIK 11027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996 Commission File No. 0-23082

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to



                         BELDING HEMINWAY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-1574754
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

      1430 Broadway
      New York, NY                                                 10018
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code (212) 556-4700

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 2, 1996, 7,397,282 shares of Common Stock were outstanding.


================================================================================

                         BELDING HEMINWAY COMPANY, INC.
                                  1430 Broadway
                               New York, NY 10018


                                TABLE OF CONTENTS



                                                                       PAGE NO.

Part I -- Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of March 31, 1996 and December 31, 1995.....................3

            Consolidated Statements of Operations
            for the Three Months Ended March 31, 1996 and 1995.............4

            Consolidated Statements of Cash Flows
            for the Three Months Ended
                      March 31, 1996 and 1995..............................5

            Notes to Unaudited Consolidated
                     Financial Statements - March 31, 1996.................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................8

Part II -- Other Information
Item 1.           Legal Proceedings...........................Not Applicable
Item 2.           Changes in Securities.......................Not Applicable
Item 3.           Defaults upon Senior Securities.........................12
Item 4.           Submission of Matters to
                    a Vote of Security Holders...............Not Applicable
Item 5.           Other Information..........................Not Applicable
Item 6.           Exhibits and Reports on Form 8-K...........Not Applicable


         Signatures......................................................13


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

      ASSETS                                                      March 31, 1996    December 31, 1995
      Current Assets:                                               (Unaudited)           (Note)
          Cash and cash equivalents                                 $      186          $     629
          Accounts receivable trade, net                                12,108             11,314
          Inventories                                                   19,179             18,360
          Federal income taxes receivable                                  222                787
          Current deferred tax asset                                        --                313
          Other current assets                                             693                953
                                                                        --------        ---------
                            Total current assets                        32,388             32,356
                                                                        --------        ---------

      Property, plant and equipment, at cost                            32,821             33,013
      Less: Accumulated depreciation and amortization                   (3,986)            (3,538)
                                                                        --------        ---------
                            Net property, plant and equipment           28,835             29,475
                                                                        --------        ---------

      Goodwill, net                                                     20,295             20,450
      Deferred tax assets                                                9,309              9,515
      Other assets                                                       2,438              2,328
                                                                        --------        ---------
                            Total Assets                            $   93,265          $  94,124
                                                                        ========        =========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
          Accounts payable                                          $    5,877          $   5,593
          Current maturities of long-term debt                           4,462              4,029
          Other current liabilities                                     11,668             12,948
                                                                       ---------          -------
                                                                        22,007             22,570
                                                                       ---------          -------
      Long-Term debt                                                    44,295             44,666
      Other Liabilities                                                 18,619             19,386
                                                                       ---------          --------
                            Total Liabilities                           84,921             86,622
                                                                       ---------          -------

      Redeemable Preferred  Stock,  par value $0.01 per share
          20,805,060  shares authorized;
          Shares issued and outstanding:
              Series A - None
              Series B - 20,805,060                                     20,805             20,805
          Accumulated dividends on preferred stock                       1,706              1,374
                                                                        --------           ------
                                                                        22,511             22,179
                                                                        --------           ------
      Common Stock, par value $0.01 per share
          20,000,000 shares authorized;
          Shares issued and outstanding:
               March 31, 1996:  7,398,282                                   74
               December 31, 1995:  7,409,282                                                   74

      Paid in Capital                                                   19,858             19,859
      Retained Earnings                                                (34,099)           (34,610)
                                                                        --------          --------
      Total Common Stockholders' Equity                                (14,167)           (14,677)
                                                                        --------          --------
      Total Liabilities and Stockholders' Equity                    $   93,265          $  94,124
                                                                       =========          ========

      See Notes to Unaudited Consolidated Financial Statements.



                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)





                                                                           Three Months Ended March  31,
                                                                                    1996        1995

      Net Sales .............................................................   $ 22,007    $ 23,313
      Cost of Sales .........................................................     15,910      16,305
                                                                                  -------    -------
                                                                                   6,097       7,008
      Selling, general & administrative expenses ............................      3,641       4,303
      Other (income) expense -- net .........................................        (53)        (91)
                                                                                --------    --------
      Income  from continuing operations before
          interest and income taxes .........................................      2,509       2,796
      Interest expense ......................................................      1,095       1,081
                                                                                --------    --------
      Income from continuing operations before
          income taxes ......................................................      1,414       1,715
      Provision for income taxes ............................................        616         809
                                                                                --------    --------
      Income from continuing operations .....................................        798         906
      Less dividends on preferred stock .....................................        332         309
                                                                                --------    --------
      Income applicable to common stock
          from continuing operations ........................................        466         597
      Income from discontinued operations,
          net of income tax provision .......................................         45         298
                                                                                --------    --------
      Income applicable to common stock .....................................   $    511    $    895
                                                                                ========    ========

      Earnings per common share:
      Continuing operations .................................................   $   0.06    $   0.08
      Discontinued operations ...............................................       0.01        0.04
                                                                                --------    --------
          Total .............................................................   $   0.07    $   0.12
                                                                                ========    ========
      Weighted average common shares
          outstanding (in thousands) ........................................      7,399       7,421
                                                                                ========    ========

      Total depreciation and amortization ...................................        773         787
                                                                                ========    ========

      See Notes to Unaudited Consolidated Financial Statements ..............


                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                         Three Months Ended March  31,
                                                                                   1996       1995
    Cash Flows From Operating Activities:

    Income from continuing operations ........................................  $   798    $   906
    Reconciliation of net income from continuing
       operations to net cash provided by operations:
         Depreciation and amortization .......................................      773        787
         Deferred tax provision ..............................................      519        793
         Changes in operating assets and liabilities:
           Accounts receivable, trade ........................................     (794)    (2,982)
           Merchandise inventories ...........................................     (819)    (1,124)
           Federal income taxes receivable ...................................      565       --
           Other current assets ..............................................      259       (365)
           Accounts payable ..................................................      284      1,099
           Other current liabilities .........................................     (861)      (693)
           Other liabilities .................................................     (200)      --
           Other operating assets and liabilities ............................      173         (5)
           Cash flow from discontinued operations ............................     (373)     2,016
                                                                                 -------    -------
                                                                                    324        432
                                                                                 -------    -------

    Cash Flows From Investing Activities:
    Capital expenditures .....................................................     (276)      (278)
    Investments in other assets ..............................................     (216)       (50)
    Adjustments related to acquisitions ......................................      (30)       (30)
                                                                                 -------    -------
                                                                                   (522)      (358)
    Cash Flows From Financing Activities:
    Proceeds from revolving credit facility and capitalized
        lease obligations ....................................................    7,800      7,405
    Repayment of long term debt and capital lease obligations ................   (7,738)    (7,756)
    Payment of long term liabilities .........................................     (307)      (738)
                                                                                 -------    -------
                                                                                   (245)    (1,089)
    Decrease in cash and cash equivalents ....................................     (443)    (1,015)
    Cash and cash equivalents beginning of period ............................      629      1,015
                                                                                 -------    -------
    Cash and cash equivalents end of period ..................................  $   186    $  --
                                                                                 =======    =======

    Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
       Interest ..............................................................  $ 1,011    $ 1,081
                                                                                 =======    =======
       Income taxes ..........................................................  $    38    $   529
                                                                                 =======    =======

See Notes to Unaudited Consolidated Financial Statements

                         BELDING HEMINWAY COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation: The Company and its subsidiaries manufacture and market industrial and consumer threads and distribute a line of home sewing and craft products, principally buttons. The Company has announced its decision to divest the Home Furnishings division (See Note 5).

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

Depreciation and Amortization: Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable asset based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture, fixtures and leasehold improvements are generally depreciated over periods of 20-35, 5-25 and 5-10 years, respectively.

Revenue Recognition:  Revenue is recognized upon shipment of merchandise.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3: EARNINGS PER SHARE

Earnings per common share for the Company have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements.

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                                                              March 31, 1996     December 31, 1995


              Raw materials and greige goods ...............................       $ 4,077           $ 3,189
              Manufacturing supplies .......................................         1,315             1,346
              Work in Progress .............................................         6,769             6,033
              Finished goods ...............................................         7,018             7,792
                                                                                   --------          --------

                                                                                   $19,179           $18,360
                                                                                   ========          ========

NOTE 5:  DISCONTINUED OPERATIONS

        During the fourth quarter of 1995, the Company announced its decision to divest the Home Furnishings division. Consequently, the results of operations of the Home Furnishings division for the three months ended March 31, 1996 and 1995 have been classified as discontinued operations. In connection with this decision, the Company has retained an investment banker and has begun the process of identifying prospective buyers. Although there is no assurance, the Company believes, that it may be able to complete the sale of the Home Furnishings division by July 31, 1996. Income from discontinued operations recorded during the three months ended March 31, 1996 represents the division's results for the period after provision for income taxes.

PART I -  FINANCIAL INFORMATION
Item 2.   Management Discussion and Analysis of
          Financial Condition and Result of Operations


                              RESULTS OF OPERATIONS

Sales
Sales during the first quarter of 1996 totaled $22.0 million as compared to $23.3 million during the first quarter of 1995.

Sales in the consumer product segment increased 22.6% during the first quarter of 1996 to $11.7 million as compared with $9.5 million during the same period in 1995. The increase in consumer product segment sales was largely attributable to sales contributed by Culver Textile Company ("Culver") which was acquired in the third quarter of 1995.

Sales in the industrial products segment during the first quarter of 1996 totaled $10.3 million as compared with $13.8 million during the first quarter of 1995. Weakness that began last year in our customers' primary markets continued to have a direct impact on industrial thread sales during the first quarter of 1996.

Gross Margin
Gross margin during the first quarter of 1996 totaled $6.1 million as compared to $7.0 million during the first quarter of 1995. The gross margin percent in the first quarter of 1996 was 27.7% compared to 30.1% for the same period in 1995.

Gross margin in the consumer product segment totaled $3.7 million during the first quarter of 1996 as compared to $3.4 million in the first quarter of 1995. The gross margin percent in the consumer product segment during the first quarter of 1996 was 31.5% as compared with 35.9% during the same period in 1995. The increase in gross margin dollars in the consumer product segment during the first quarter of 1996 was primarily attributable to the gross margin contribution of Culver which was acquired during the third quarter of 1995. Gross margin in the industrial product segment totaled $2.4 million during the first quarter of 1996 as compared with $3.6 million during the first quarter of 1995. The gross margin percent in the industrial product segment was 23.4% during the first quarter of 1996 as compared with 26.0% during the first quarter of 1995.

Selling, General and Administrative
Selling, general and administrative expenses declined 15.4% during the first quarter of 1996 to $3.6 million as compared to $4.3 million during the same period in 1995.

Selling, general, and administrative expenses in the consumer segment totaled $1.2 million during the first quarter of 1996 as compared with $1.0 million during the first quarter of 1995. The increase in selling, general and administrative expenses in the consumer product segment was primarily attributable to incremental expenses associated with Culver which was acquired in the third quarter of 1995.

Selling, general and administrative expenses in the industrial product segment totaled $1.4 million during the first quarter of 1996 as compared to $2.0 million during the first quarter of 1995 for a reduction of $.6 million. $.5 million of this decrease was attributable to headcount reductions made during the second half of 1995. In addition, goodwill amortization declined by approximately $.1 million as the result of the goodwill impairment write-off recorded during the fourth quarter of 1995.

Selling, general and administrative expenses at the corporate level declined during the first quarter of 1996 to $1.0 million as compared with $1.3 million during the first quarter of 1995.

Interest Expense
Interest expense during the first quarter of 1996 totaled $1.1 million as compared to $1.1 million during the first quarter of 1995. The weighted average interest rate during the first quarter of 1996 was 9.0% compared to 9.2% during the first quarter of 1995.

Income Taxes
The provision for income taxes during the three months ended March 31, 1996 was $.6 million as compared to $.8 million for the first quarter of 1995. For both 1996 and 1995, the effective income tax rates are higher than the combined statutory federal and state income tax rates primarily as a result of nondeductible goodwill amortization.

Preferred Dividends
Preferred dividends during the first quarter of 1996 and 1995 totaled $.3 million. Preferred dividends are accrued and compound at a rate of 6% per annum. No dividend payments have been made by the Company.


                               IMPACT OF INFLATION


The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash  provided  by  operations  during the first  quarter of 1996 totaled
$.3 million and represents principally net income from continuing operations of $.8 million, adjusted by: $.8 million of depreciation and amortization, $.5 of deferred taxes less $1.4 million from working capital changes and less $.4 million from discontinued operations. The discontinued operations cash outflows are due primarily to working capital changes in the Company's Home Furnishings division.

Net cash used by investing activities during the first quarter of 1996 totaled $.5 million and represents principally $.3 million of capital expenditures and $.2 million of investments in other assets.

Net cash used by financing activities totaled $.2 million. Reductions in long term liabilities of $.3 million reflects primarily pension payment and payments on other long term liabilities.

At March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $.2 million and trade accounts receivable of $12.1 million. At March 31, 1996 the Company had $2.1 million of unused availability under its revolving credit facility (the "Revolving Facility").

At December 31, 1995, the Company was in default on certain of its loan covenants specified in the Credit Agreement dated October 29, 1993, as amended ("Credit Agreement"). As a result, on March 15, 1996, the Credit Agreement was amended to provide, among other changes, the following:

              Defaults at December 31, 1995 were waived.

              Maturity of Senior Bank Facilities was changed to July 1, 1997 from December 31, 1999.

              Loans bear interest at the rate of NationsBank prime rate plus 1.75%. Previously the Company had the option of selecting an interest rate equivalent to (a) 1.75% plus the higher of (1) NationsBank's prime rate and (2) the Federal funds rate plus 1/2 of 1% or (b) a rate based upon certain rates offered for U.S. dollar deposits in the London interbank market plus 2.75%.

              If Revolving Facility advances exist against the Company's Home Furnishings division receivables and inventory on July 31, 1996 and August 31, 1996, the Company will pay fees of $100,000 and $200,000, respectively.

              If the Company has not refinanced or repaid the Term Facility in full by December 31, 1996, the Company will be obligated to demonstrate progress towards disposition of assets in addition to the Home Furnishings division and complete a sale of those assets by the due date at sufficient levels to repay the Term Facility, in order to avoid the payment of fees as follows: September 30, 1996, $300,000; November 15, 1996, $700,000; December 31, 1996,
              $1,500,000.

              The requirement for the Company to maintain an interest rate cap agreement was deleted.

              Financial  covenant  tests were revised.

              Terms of the Revolving Facility were revised to reduce advances available against work in process inventory effective September 30 and December 31, 1996.

The Company is presently involved in active discussions and negotiations with a prospective purchaser of its Home Furnishings division. On the basis of these discussions and negotiations, the Company believes, although there can be no assurance, that it may be able to complete the sale of its Home Furnishings Division on or prior to July 31, 1996 (and use the net proceeds to fully repay existing credit facility advances against the Company's Home Furnishings
Division receivables and inventory) and thus avoid the fees which would otherwise be payable under the credit facility if advances against the Home Furnishings Division remain outstanding on that date.

If the sale of the Home Furnishings division is not completed prior to July 31, 1996, the Company believes that the fees could be funded by cash flows from operations. However, there can be no assurance such funds will be available. If the Company is unable to pay those fees when due it will be in default under the credit facility.

In addition, the Company may not generate sufficient proceeds from the sale of Home Furnishings to repay the revolving credit facility advances existing against the Company's Home Furnishings Division. If the Company generates insufficient proceeds from the sale, the Banks could prevent the sale or the Company could be in default under the credit agreement.

In order to meet the requirements of the Term Facility and thus avoid fees payable on September 30, November 15 and December 31,1996, the Company expects that it will have to refinance the Term Facility by September 30, 1996. If the Company is not successful in refinancing the Term Facility by September 30, 1996 it will be obligated to demonstrate progress toward the sale of assets in addition to the Home Furnishings division by September 30 and complete a sale of these assets by December 31, 1996, at sufficient levels to repay the Term Facility by December 31, 1996, in order to avoid the payment of fees.
If the Company refinances the Term Facility, it is likely that the new borrowing arrangements will carry higher rates of interest and increased administrative costs. If the Company raises funds through asset sales to discharge the Term Facility, the reduction in interest expense resulting therefrom will not be sufficient to offset the diminution in income that would result from such asset sales. There can be no assurance that the Company will be able to refinance the Term Facility on commercially acceptable terms or demonstrate sufficient progress towards asset sale(s) by the dates fees are due and or complete a transaction sufficient to discharge the Term Facility by December 31, 1996. If the Company cannot satisfy those conditions, the Company would be obligated to pay fees under the agreement. There is no assurance that the Company's cash flow would be sufficient to pay those fees. If the Company is unable to pay any of the fees when due it will be in default under the Term Facility. The Company has engaged a financial advisor in order to assist it in the evaluation of strategic alternatives in light of the issues posed by its current borrowing arrangements.

The Company's ability to make interest and installment principal payments on outstanding debt also depends on generating sufficient cash flow from operations as well as maintaining certain levels of receivables and inventory. However, there can be no assurance the Company will have sufficient cash flow or working capital levels will be sufficient to make such payments. If the Company is unable to make installment principal and interest payments when due it will be in default of the Credit Agreement.

If the Company is not successful in refinancing the Credit Facility and thereby does not repay all of the amounts outstanding under the Credit Facility on its final maturity date of July 1, 1997 or meet other covenant provisions it will be in default under the Credit Facility.

Any such default or non-compliance with the Credit Facility would entitle the lender to require immediate payment of the outstanding indebtedness and to refuse advances and to exercise various rights against the Company, including, without limitation, the right to foreclose its security interest in the Company's assets and realize upon its collateral by any available judicial procedure and/or to take possession of and sell any or all of the collateral with or without judicial process. If such non-compliance occurred and the lender demanded payment or refused to make further loans and the Company was unable to obtain alternative financing, the lack of appropriate liquidity would have a material adverse effect on the Company's results of operations and its ability to continue as a going concern.

      The Company was also in default on one covenant of certain leasing arrangements totaling $2.2 million in debt at December 31, 1995. The leasing arrangements have been amended on terms parallel to the amendment of the Credit Agreement. The maturity date has been moved to July 1, 1997 and interest rate increased to prime rate plus 1.50%. Lessor has also received a second lien on certain Company assets. The Company believes it will be in compliance with the provisions of these leasing arrangements during 1996. If the Company does not comply with the provisions and is unable to obtain alternative financing, the Company would be in default and the lender could take back the equipment under lease which would have an adverse effect on the Company's operations.

Pursuant to the terms of the Company's Series B Preferred Stock, 20% of such shares were scheduled to be redeemed on March 15 of each year commencing in 1995 and ending in 1999. Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. Both the preferred stock redemptions and the quarterly dividend payments are subject to approval of the banks participating in the Company's credit facility. The Company was notified as of March 15, 1995 that the banks declined approval of the dividend and redemption payments and no such payments have been made. As a result, additional dividends will accrue on the scheduled but unpaid dividends at a rate of 6% per annum.

PART II -  OTHER INFORMATION
Item 3.    Defaults Upon Senior Securities

         a)    None

         b)    Redeemable Series B preferred stock
               Scheduled  dividend   payments   totaling   $1,316,018 in  1995
               and an additional $330,907 on March 15, 1996 were subject to the approval of the Company's bank lenders. Such approval was not granted by the banks and the dividend payments were not made. As a result, the unpaid dividends accrue at a compounded rate of 6% per annum.


Item 6.    Exhibits and Reports on Form 8-K

          a)   Exhibits


                Exhibit                                       Sequentially
                Number              Exhibit                  Numbered Page
                  10.1     Consulting Agreement, dated
                           March 22, 1996 between the
                           Company and Karen Brenner

           b)   Reports on Form 8-K.
                During the first quarter of 1996, the Company did not file a Current Report on Form 8-K.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDING HEMINWAY COMPANY, INC.
       (Registrant)



/S/  Gregory H.  Cheskin

     Gregory H. Cheskin, President and Chief Executive Officer



/S/  Edward F. Cooke

     Edward F. Cooke, Vice President and Chief Accounting Officer



Date                   May 14, 1996