Form 10-Q
period 1996-06-30
BELDING HEMINWAY CO INC /DE/
filed 1996-08-12
CIK 11027

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996       COMMISSION FILE NO.   0-23082

                                       OR

               ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF  THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO
                            ------------------------------

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

AS OF AUGUST 9, 1996, 7,394,798 SHARES OF COMMON STOCK WERE OUTSTANDING.

================================================================================

                            BELDING HEMINWAY COMPANY, INC.

                                     1430 BROADWAY
                                  NEW YORK, NY 10018

                                   TABLE OF CONTENTS

                                                                    PAGE NO.

Part I -- Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of June 30, 1996 and December 31, 1995                    3

           Consolidated Statements of Operations
           for the Three and Six months Ended June 30, 1996 and 1995    4

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1996 and 1995              5

           Notes to Unaudited Consolidated Financial Statements
           June 30, 1996                                                6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8

Part II -- Other Information

Item 1.    Legal Proceedings                                           N/A
Item 2.    Changes in Securities                                       N/A
Item 3.    Defaults upon Senior Securities                              13
Item 4.    Submission of Matters to a Vote of Security Holders          13
Item 5.    Other Information                                            13
Item 6.    Exhibits and Reports on Form 8-K                             14
           Signatures                                                   15
           Index to Exhibits                                            16

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

 ASSETS                                     JUNE 30, 1996     DECEMBER 31, 1995
     Current Assets:                         (UNAUDITED)           (NOTE)
                                            ---------------   ------------------
         Cash and cash equivalents                 $   552        $   629
         Accounts receivable trade, net             11,739         11,314
         Inventories                                18,761         18,360
         Federal income taxes receivable               100            787
         Current deferred tax asset                     --            313
         Other current assets                          892            953
                                                  --------        -------
                      Total current assets          32,044         32,356
                                                  --------        -------


     Property, plant and equipment, at cost         32,650         33,013
     Less: Accumulated depreciation and
           amortization                             (4,426)        (3,538)
                                                  --------        -------

            Net property, plant and equipment       28,224         29,475
                                                  --------        -------

     Goodwill, net                                  20,294         20,450
     Deferred tax assets                             4,668          9,515
     Other assets                                    1,774          2,328
                                                  --------        -------
                       Total Assets               $ 87,004        $94,124
                                                  ========        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:

         Accounts payable                         $  5,340        $ 5,593
         Current maturities of long-term debt        4,843          4,029
         Other current liabilities                   9,181         12,948
                                                  --------        -------
                                                    19,364         22,570
                                                  --------        -------

     Long-Term debt                                 42,868         44,666
     Other Liabilities                              15,488         19,386
                                                  --------        -------

                       Total Liabilities            77,720         86,622
                                                  --------        -------
     Redeemable Preferred Stock, par value $0.01
        per share 20,805,060 shares authorized;
        Shares issued and outstanding:
                       Series A - None
                       Series B - 20,805,060        20,805         20,805
         Accumulated dividends on preferred stock    2,043          1,374
                                                  --------        -------
                                                    22,848         22,179
                                                  --------        -------
     Common Stock, par value $0.01 per share
          20,000,000 shares authorized;
         Shares issued and outstanding:
            June 30, 1996:  7,397,282                   74
            December 31, 1995:  7,409,282                              74

     Paid in Capital                                19,858         19,859
     Retained Earnings                             (33,496)       (34,610)
                                                  --------        -------
     Total Common Stockholders' Equity             (13,564)       (14,677)
                                                  --------        -------
     Total Liabilities and Stockholders' Equity    $87,004        $94,124
                                                  ========        =======

See Notes to Unaudited Consolidated Financial Statements.

                         BELDING HEMINWAY COMPANY, INC.

                                AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                             THREE MONTHS                  SIX MONTHS
                                            ENDED JUNE 30,               ENDED JUNE 30,
                                           1996        1995              1996      1995
                                          ------------------           ------------------
     Net Sales                            $22,236    $21,844           $44,243   $ 45,157
     Cost of Sales                         16,234     15,970            32,144     32,275
                                          -------    -------           -------   --------
         Gross profit                       6,002      5,874            12,099     12,882
     Selling, general & administrative
         expenses                           3,339      3,910             6,980      8,213
     Other (income) expense -- net           (213)       (62)             (266)      (153)
                                          -------    -------           -------   --------
     Income  from continuing operations
         before interest and income
         taxes                              2,876      2,026             5,385      4,822
     Interest expense                       1,217        864             2,312      1,945
                                          -------    -------           -------   --------
     Income from continuing operations
         before income taxes                1,659      1,162             3,073      2,877
     Provision for income taxes               719        679             1,335      1,488
                                          -------    -------           -------   --------
     Income from continuing operations        940        483             1,738      1,389
     Less dividends on preferred stock        337        317               669        626
                                          -------    -------           -------   --------
     Income applicable to common stock
         from continuing operations           603        166             1,069        763
     Income from discontinued operations,
         net of income tax provision          ---        128                45        426
                                          -------    -------           -------   --------
     Income applicable to common stock    $   603    $   294           $ 1,114   $  1,189
                                          =======    =======           =======   ========
Earnings per common share:

Continuing operations                     $  0.08    $  0.02           $ 0.14    $   0.10
Discontinued operations                      0.00       0.02             0.01        0.06
                                          -------    -------           -------   --------
    Total                                 $  0.08    $  0.04           $ 0.15    $   0.16
                                          =======    =======           ======    ========
Weighted average common shares
            outstanding (in thousands)      7,397      7,414            7,399       7,418
                                          =======    =======           ======    ========


     Total depreciation and amortization      673        836             1,446      1,623
                                          =======    =======           =======   ========

See Notes to Unaudited Consolidated Financial Statements.

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE  30,
                                                                    1996           1995
                                                                    ----           ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                             $ 1,738        $ 1,389
    Reconciliation of net income from continuing
      operations to net cash provided by operations:
        Depreciation and amortization                               1,446          1,623
        Deferred tax provision                                      1,202            842
        Gain on asset sale                                           (131)           ---
        Changes in operating assets and liabilities:
                       Accounts receivable                           (425)        (1,530)
                       Inventories                                 (1,432)        (2,615)
                       Federal income taxes receivable                565            ---
                       Other current assets                           183            451
                       Accounts payable                              (253)         2,152
                       Other current liabilities                   (1,209)        (2,552)
                       Other liabilities                             (362)           ---
                       Other operating assets and liabilities         213           (574)
                       Cash flow from discontinued operations          91          1,458
                                                                  -------       --------
                                                                    1,626            644
                                                                  -------       --------

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                             (470)          (856)
    Investments in other assets                                      (100)          (200)
    Proceeds from asset sales                                         534            ---
    Adjustments related to acquisitions                               (42)          (202)
                                                                  -------       --------
                                                                      (78)        (1,258)
                                                                  -------       --------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facility and capitalized
       lease obligations                                           15,200         20,634
    Repayment of long term debt and capital lease obligations     (16,184)       (19,214)
    Payment of long term liabilities                                 (641)        (1,244)
                                                                  -------       --------
                                                                   (1,625)           176
                                                                  -------       --------
    Decrease in cash and cash equivalents                             (77)          (438)
    Cash and cash equivalents beginning of period                     629          1,015
                                                                  -------        -------
    Cash and cash equivalents end of period                       $   552        $   577
                                                                  =======        =======

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

      Interest                                                    $ 2,403        $ 2,007
                                                                  =======        =======
      Income taxes                                                $    93        $   702
                                                                  =======        =======

See Notes to Unaudited Consolidated Financial Statements

                         BELDING HEMINWAY COMPANY, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation: The Company and its subsidiaries manufacture and market industrial and consumer threads and distribute a line of home sewing and craft products, principally buttons. The Company has divested the Home Furnishings division (See Note 5).

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

Cash Equivalents: The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                               JUNE 30, 1996   DECEMBER 31, 1995
                                               -------------   -----------------
      Raw materials and greige goods              $ 6,016           $ 3,189
      Manufacturing supplies                        1,142             1,346
      Work in Progress                              5,585             6,033
      Finished goods                                6,018             7,792
                                                  -------           -------
                                                  $18,761           $18,360
                                                  =======           =======

NOTE 5:  DISCONTINUED OPERATIONS

On July 31, 1996 the Company completed the sale of its Home Furnishings division. Proceeds received on the sale, adjusted for closing costs and changes in net asset value of the division subsequent to the contract date were used to paydown the Company's revolving bank loan. Such net proceeds approximated the amount that had been borrowed under the revolving loan in support of the Home Furnishings division's inventories and receivables. The repayment of bank debt was sufficient in amount to avoid bank fees that would have been payable had the Company not completed the sale within the time frame prescribed by the Company's Credit Agreement dated October 29, 1993, as amended ("Credit Agreement") or in an amount sufficient to repay amounts borrowed against the division's inventories and receivables.

The results of the Home Furnishings division for the period January 1, 1996 through July 31, 1996 and all prior periods have been presented as results of discontinued operations.

            PART I -  FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULT OF OPERATIONS

                              RESULTS OF OPERATIONS

SECOND QUARTER
SALES

Sales during the second quarter of 1996 totaled $22.2 million as compared to $21.8 million during the second quarter of 1995.

Sales in the consumer product segment totaled $11.4 million in the second quarter of 1996 as compared to $9.3 million in the second quarter of 1995. The increase in consumer segment sales was the result of sales contributed by Culver Textile Company ("Culver") which was acquired on August 31, 1995.

Sales in the industrial product segment totaled $10.8 million in 1996 as compared to $12.6 million during the same quarter in 1995. Weakness in our customers' primary markets which began in the third quarter of 1995, continued to have a direct impact on industrial thread sales in the second quarter of 1996.

GROSS MARGIN

Gross margin during the second quarter of 1996 totaled $6.0 million as compared to $5.9 million during the same period in 1995. The gross margin percentage was 27% during the second quarter of 1996 versus 26.9% during the second quarter of 1995.

Gross margin in the consumer product segment during the second quarter of 1996 totaled $3.4 million or 29.4% as compared with $3.0 million or 32.1% in the second quarter of 1995. Additional margin dollars were contributed as the result of the Culver acquisition which historically has operated at a lower margin percentage than the balance of the Company's consumer product segment.

Gross margin in the industrial segment totaled $2.6 million in 1996 as compared to $2.9 million for the same period in 1995. The decline in margin dollars was directly attributable to the decline in the sales volume of this segment and was somewhat offset by an improved margin percentage, which was 24.4% during the second quarter of 1996 as compared to 23.1% in the second quarter of 1995. The margin percentage improvement occurred as the result of a reduced headcount in 1996.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled $3.3 million during the second quarter of 1996 as compared with $3.9 million during the same period in 1995.

Selling, general and administrative expenses in the consumer product segment in the second quarter of 1996 totaled $1.3 million as compared to $1.1 million in the second quarter of 1995. The increase in selling, general and administrative costs in the consumer product segment was the result of additional expenses attributable to Culver.

Selling, general and administrative expenses in the industrial segment totaled $1.1 million during the second quarter of 1996 as compared to $2.0 million in the second quarter of 1995. The decline in selling, general and administrative expenses in the industrial product segment was the result of reduced spending totaling $.7 million (principally the result of headcount reductions) and lower goodwill amortization of $.1 million. The headcount reductions were made principally in the second half of 1995 and $17.4 million of goodwill was written off in the fourth quarter of 1995 in connection with the Thread division asset impairment.

INTEREST EXPENSE

Interest expense during the second quarter of 1996 totaled $1.2 million as compared to $.9 million during the second quarter of 1995. The weighted average interest rate during the second quarter of 1996 was 9.8% as compared to 8.9 % in 1995. The increase in rate is mostly attributable to the removal of the LIBOR interest rate option from the Company's credit facility effective in March 1996. Weighted average debt during the second quarter of 1996 was $48.9 million as compared to $43.9 million in the second quarter of 1995. The increase in weighted average debt was primarily attributable to borrowings made to finance the Culver acquisition on August 31, 1995.

INCOME TAXES

The provision for income taxes during the second quarter of 1996 totaled $.7 million as compared to $.7 million during the same period last year. The combined effective income tax rate in 1996 was 43.3% as compared to 58.4% in 1995. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill. The 1996 combined effective income tax rate is lower than in 1995 because of the reduction in goodwill amortization resulting from the Thread Division asset impairment recorded in the fourth quarter of 1995.

PREFERRED DIVIDENDS

Preferred dividends during the second quarter of 1996 totaled $.3 million as compared to $.3 million during the same period in 1995. Preferred dividends are accrued and compound at a rate of 6%. No dividend payments have been made by the Company.

YEAR TO DATE
SALES

Sales during the six month period ended June 30, 1996 totaled $44.4 million as compared to $45.2 million during the same period of 1995.

Sales in the consumer product segment totaled $23.1 million during the first half of 1996 as compared to $19.2 million in the first half of 1995. The increase in consumer segment sales was the result of sales contributed by Culver.

Sales in the industrial product segment totaled $21.1 million in 1996 as compared to $26.0 million during the first six months of 1995. Weakness in our customers' primary markets continued to have a direct impact on industrial thread sales throughout the first half of 1996.

GROSS MARGIN

Gross margin during the first six months of 1996 totaled $12.1 million as compared to $12.9 million during the same period in 1995. Gross margin percent during the first half of 1996 was 27.3% versus 28.5% in 1995.

Gross margin in the consumer product segment during the first six months of 1996 totaled $7.0 million as compared with $6.4 million during the first half of 1995. Additional margin dollars were contributed primarily as the result of the Culver acquisition. The gross margin percentage during the first half of 1996 in the consumer product segment was 30.4% as compared to 33.4% during the same period in 1995. The decline in gross margin percentage in the consumer product segment was due to the lower Culver margins.

Gross margin in the industrial segment during the first half of 1996 totaled $5.1 million as compared to $6.5 million for the same period in 1995. The decline in margin dollars was directly attributable to the decline in sales volume of this segment. The gross margin percentage during the first half of 1996 for the industrial segment was 24.0% as compared to 25.0% during the first half of 1995.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses during the first six months of 1996 totaled $7.0 million as compared to $8.2 million during the first half of 1995.

Selling, general and administrative expenses in the consumer product segment in the first six months of 1996 totaled $2.6 million as compared to $2.1 million in 1995. The increase in selling, general and administrative costs in the consumer product segment are the result of the additional expenses attributable to Culver operations.

Selling, general and administrative expenses in the industrial segment totaled $2.7 million during the six months ended June 30, 1996 as compared to $4.0 million in the first half of 1995. The decline in selling, general and administrative expenses in the industrial product segment was the result of reduced spending totaling $1.0 million (principally the result of headcount reductions) and lower goodwill amortization of $.3 million.

INTEREST EXPENSE

Interest expense during the six month period ended June 30, 1996 totaled $2.3 million as compared to $1.9 million during the same period in 1995. The weighted average interest rate during the first half of 1996 was 9.0% as compared to 8.9% in 1995.

INCOME TAXES

The provision for income taxes during the six months ended June 30, 1996 was $1.3 million as compared to $1.5 million during the same period last year. The combined effective income tax rate in 1996 totaled 43.4% as compared to 51.7% in 1995. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill. The 1996 combined effective income tax rate is lower than the 1995 rate because of the reduction in goodwill amortization.

PREFERRED DIVIDENDS

Preferred dividends during the first half of 1996 totaled $.7 million as compared to $.6 million during the same period in 1995. Preferred dividends are accrued and compound at a rate of 6%. No dividend payments have been made by the Company.

                               IMPACT OF INFLATION

The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the six months ended June 30, 1996 totaled $1.6 million and included $.1 million of cash flow from discontinued operations.

Net cash used by investing activities during the six months ended June 30, 1996 totaled $.1 million and represents principally $.5 million of capital expenditures and $.1 million of investments in other assets offset by $.5 million of proceeds from asset sales.

Net cash used by financing activities totaled $1.6 million. Reductions in long term liabilities of $.6 million reflects primarily pension payments and payments of other long term liabilities.

At June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $.6 million and trade accounts receivable of $11.7 million. At June 30, 1996 the Company had $2.3 million of unused availability under its revolving credit facility (the "Revolving Facility").

At December 31, 1995, the Company was in default on certain of its loan covenants specified in the Credit Agreement dated October 29, 1993, as amended ("Credit Agreement"). As a result, on March 15, 1996, the Credit Agreement was amended as more fully described in the Company's Form 10-K for the year ended December 31, 1995, and Form 10-Q for the quarterly period ended March 31, 1996.

As described in Note 5, the Company completed the sale of the Home Furnishings division on July 31, 1996 and used the net proceeds to repay all existing revolving facility advances against the Company's Home Furnishings division receivables and inventories and thus avoided fees otherwise payable under the amended Credit Agreement.

In order to meet the requirements of the Term Facility and thus avoid fees payable on September 30, November 15 and December 31, 1996, the Company expects that it will have to refinance the Term Facility by September 30, 1996, or sell assets. If the Company is not successful in refinancing the Term Facility by September 30, 1996 it will be obligated to demonstrate progress toward the sale of assets by September 30 and complete a sale of these assets by December 31, 1996, at sufficient levels to repay the Term Facility by December 31, 1996, in order to avoid the payment of fees. If the Company refinances the Term Facility, the new borrowing arrangements may carry higher rates of interest and increased administrative costs. If the Company raises funds through asset sales to discharge the Term Facility, the reduction in interest expense resulting therefrom may not be sufficient to offset the diminution in income that would result from such asset sales. There can be no assurance that the Company will be able to refinance the Term Facility on commercially acceptable terms or demonstrate sufficient progress towards asset sale(s) by the dates fees are due and/or complete a transaction sufficient to discharge the Term Facility by December 31, 1996. If the Company cannot satisfy those conditions, the Company would be obligated to pay fees under the agreement. There is no assurance that the Company's cash flow would be sufficient to pay those fees. If the Company is unable to pay any of the fees when due it will be in default under the Term Facility. The Company has engaged a financial advisor in order to assist it in the evaluation of strategic alternatives and the Company is actively evaluating alternatives to refinancing.

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

The Company was also in default on one covenant of certain leasing arrangements totaling $2.2 million in debt at December 31, 1995. The leasing arrangements have been amended on terms parallel to the amendment of the Credit Agreement. The maturity date has been moved to July 1, 1997 and interest rate increased to prime rate plus 1.50%. Lessor has also received a second lien on certain Company assets. The Company is now in compliance with the provisions as amended of these leasing arrangements during 1996. If the Company does not comply with the provisions and is unable to obtain alternative financing, the Company would be in default and the lender could take back the equipment under lease which would have an adverse effect on the Company's operations.

Based on discussions with several banks, the Company has received preliminary proposals to refinance all of its existing debt at commercially acceptable terms. However, there can be no assurance that the Company will be able to complete a refinancing of the Term Facility or demonstrate sufficient progress towards asset sale(s) by the dates fees are due and or complete a transaction sufficient to discharge the Term Facility by December 31, 1996.

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

PART II -  OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    a)      None

    b)      REDEEMABLE SERIES B PREFERRED STOCK

           Scheduled dividend payments totaling $1,316,018 in 1995, $330,907 on March 15, 1996 and $339,548 on June 15, 1996 were subject to the approval of the Company's bank lenders. Such approval was not granted by the banks and the dividend payments were not made. As a result, the unpaid dividends accrue at a compounded rate of 6% per annum.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           The Company's annual meeting of Stockholders was held on May 9, 1996 (the "Meeting"). At the Meeting, the Company's stockholders voted upon and approved the election of eight directors and the ratification of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996.

           The holders of the Company's Common Stock and Series B Preferred Stock voted as a single class on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

ELECTION OF DIRECTORS


                            COMMON STOCK      SERIES B PREFERRED STOCK             TOTAL
                            ------------      ------------------------      ----------------------
                         For       Withheld        For        Withheld        For        Withheld
                         ---       --------        ---        --------        ---        ---------
Karen Brenner           6,325,686     29,682      20,756,055          0     27,081,741      29,682
Gilbert H. Lamphere     6,325,703     29,665      20,756,055          0     27,081,758      29,665
Gregory H. Cheskin      6,326,687     28,681      20,756,055          0     27,082,742      28,681
William L. Bennett      6,325,633     29,735      20,756,055          0     27,081,688      29,735
Joseph S. DiMartino     6,329,755     25,613      20,756,055          0     27,085,810      25,613
Robert A. Levinson      6,325,037     30,331      20,756,055          0     27,081,092      30,331
Samuel F. Pryor, IV     6,325,686     29,682      20,756,055          0     27,081,741      29,682
Alan E. Woltz           6,329,072     26,296      20,756,055          0     27,085,127      26,296


ITEM 5.    OTHER INFORMATION

           On July 31, 1996, the Company sold all of the issued and outstanding shares of capital stock of three of its wholly-owned subsidiaries, Belding Hausman Incorporated, a Delaware corporation ("BHI"), Southampton Textile Company, Incorporated, a Virginia corporation ("Textile"), and Belding Real Estate Corporation, a Delaware corporation ("BREC"), to Lewis Textiles Corporation, a Texas corporation (the "Buyer"). BHI, Textiles and BREC comprise the Company's Home Furnishings division (the "Division"). The Division produces fabrics for use in home furnishing products. The Buyer is owned by J. Lewis Partners, L. P., a Texas limited partnership, and certain members of the management of the Division. The members of the management of the Division that own shares of the capital stock of the Buyer had a material relationship with the Company prior to the consummation of the Transaction. Except for this relationship between certain members of the management of the Division and the Company, neither the Company nor any of its affiliates had any material relationship with the Buyer or with any affiliates, directors or officers of the Buyer or any associate of any such director or officer.

           In accordance with the terms and provisions of a certain stock purchase and sale agreement dated July 12, 1996, by and among the Company and the Buyer, the Company sold the capital stock of BHI, Textile and BREC for an aggregate purchase price of $8,937,000 in cash (subject to a post-closing adjustment based upon an audit of the Division's business at July 12, 1996). The purchase price was determined by arms-length negotiations. The Company used the net proceeds of the sale transaction (after the payment of expenses) to repay all revolving facility advances from NationsBank of North Carolina, N.A. made against the Division's receivables and inventory.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits

               EXHIBIT
               NUMBER                            EXHIBIT
               -------                           --------
                (a) (1)    Stock Purchase Agreement, dated July 12, 1996, between
                           Belding Heminway Company, Inc.  and Lewis Textiles
                           Corporation (omitting schedules and exhibits).*

    b)     Reports on Form 8-K.

           During the second quarter of 1996, the Company did not file a Current Report on Form 8-K.

- ------------------------------------
         * The Company shall furnish all omitted schedules and exhibits to the Stock Purchase Agreement, dated July 12, 1996, between Belding Heminway Company, Inc. and Lewis Textiles Corporation, upon request of the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDING HEMINWAY COMPANY, INC.
    (Registrant)

/S/  Gregory H.  Cheskin
_________________________________________________________________
Gregory H. Cheskin, President and Chief Executive Officer

/S/  Edward F. Cooke
_________________________________________________________________
Edward F. Cooke, Vice President and Chief Accounting Officer

Date:       August 9, 1996

                                INDEX TO EXHIBITS

            EXHIBIT                                                    SEQUENTIALLY
            NUMBER                     EXHIBIT                         NUMBERED PAGE
            -------                    -------                         -------------
                (a) (1)    Stock Purchase Agreement, dated July 12,
                           1996, between Belding Heminway Company,
                           Inc.  and Lewis Textiles Corporation
                           (omitting schedules and exhibits).