Form 10-Q
period 1996-09-30
BELDING HEMINWAY CO INC /DE/
filed 1996-11-14
CIK 11027

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

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1996             COMMISSION FILE NO.   0-23082

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM ______ TO ______

                               -----------------------

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

AS OF NOVEMBER 11, 1996, 7,388,282 SHARES OF COMMON STOCK WERE OUTSTANDING.


================================================================================

                         BELDING HEMINWAY COMPANY, INC.
                                  1430 BROADWAY
                               NEW YORK, NY 10018


                                TABLE OF CONTENTS


                                                                       PAGE NO.

Part I -- Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of September 30, 1996 and December 31, 1995                   3

           Consolidated Statements of Operations
           for the Three and Nine months Ended September 30, 1996 and 1995  4

           Consolidated Statements of Cash Flows
           for the Nine months Ended September 30, 1996 and 1995            5

           Notes to Unaudited Consolidated Financial Statements
           September 30, 1996                                               6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8

Part II -- Other Information
Item 1.    Legal Proceedings                                              N/A
Item 2.    Changes in Securities                                          N/A
Item 3.    Defaults upon Senior Securities                                 14
Item 4.    Submission of Matters to a Vote of Security Holders             14
Item 5.    Other Information                                               14
Item 6.    Exhibits and Reports on Form 8-K                                14
           Signatures                                                      15


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                       ASSETS               SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                 (UNAUDITED)         (NOTE)
                                                 -----------         ------
     Current Assets:
         Cash and cash equivalents                 $   448         $   629
         Accounts receivable trade, net             11,927          11,314
         Inventories                                18,081          18,360
         Federal income taxes receivable               100             787
         Current deferred tax asset                  1,483             313
         Other current assets                          632             953
                                                   -------         -------
                       Total current assets         32,671          32,356
                                                   -------         -------

     Property, plant and equipment, at cost         32,809          33,013
     Less: Accumulated depreciation and
           amortization                             (4,913)         (3,538)
                                                   -------         -------
              Net property, plant and equipment     27,896          29,475
                                                   -------         -------

     Goodwill, net                                  20,322          20,450
     Deferred tax asset                                 --           9,515
     Other assets                                    1,723           2,328
                                                   -------         -------
                       Total Assets                $82,612         $94,124
                                                   =======         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Accounts payable                           $5,208          $5,593
         Current maturities of long-term debt       37,786           4,029
         Other current liabilities                   9,625          12,948
                                                   -------         -------
                                                    52,619          22,570
                                                   -------         -------

     Long-term debt                                    227          44,666
     Other liabilities                              18,698          19,386
                                                   -------         -------
                      Total Liabilities             71,544          86,622
                                                   -------         -------

     Redeemable Preferred  Stock,  par value
      $0.01 per share  20,805,060  shares
      authorized; Shares issued and outstanding:
                       Series A - None
                       Series B - 20,805,060        20,805          20,805
         Accumulated dividends on preferred stock    2,388           1,374
                                                   -------         -------
                                                    23,193          22,179
                                                   -------         -------
     Common Stock, par value $0.01 per share
          20,000,000 shares authorized;
         Shares issued and outstanding:
            September 30, 1996:  7,388,282              74
            December 31, 1995:   7,409,282                              74

     Paid in Capital                                19,858          19,859
     Retained Earnings                             (32,057)        (34,610)
                                                   -------         -------
     Total Common Stockholders' Equity             (12,125)        (14,677)
                                                   -------         -------
     Total Liabilities and Stockholders' Equity    $82,612         $94,124
                                                   =======         =======

     See Notes to Unaudited Consolidated Financial Statements.

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS             NINE MONTHS
                                              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                1996       1995         1996       1995
                                               ------------------      ------------------

Net sales                                     $ 22,915    $ 20,612    $ 67,158    $ 65,769
Cost of sales                                   15,919      15,212      48,063      47,487
                                              --------    --------    --------    --------
  Gross profit                                   6,996       5,400      19,095      18,282
Selling, general & administrative expenses       3,528       3,441      10,508
                                                                                    11,654
Other (income) expense -- net                     (118)        (69)       (384)       (222)
                                              --------    --------    --------    --------
Income from continuing operations before
  interest and income taxes                      3,586       2,028       8,971       6,850
Interest expense                                 1,083       1,016       3,395       2,961
                                              --------    --------    --------    --------
Income from continuing operations before
  income taxes                                   2,503       1,012       5,576       3,889
Provision for income taxes                       1,032         535       2,367       2,023
                                              --------    --------    --------    --------
Income from continuing operations                1,471         477       3,209       1,866
Less dividends on preferred stock                  345         326       1,014         952
                                              --------    --------    --------    --------
Income applicable to common stock
  from continuing operations                     1,126         151       2,195         914
Income (loss) from discontinued operations,
  net of income tax provision                      313         (49)        358         377
                                              --------    --------    --------    --------
Income applicable to common stock             $  1,439    $    102    $  2,553    $  1,291
                                              ========    ========    ========    ========

Earnings per common share:
Continuing operations                         $   0.15    $   0.02    $   0.30    $   0.12
Discontinued operations                           0.04        (.01)       0.05        0.05
                                             ---------    --------    --------    --------
  Total                                       $   0.19    $   0.01    $   0.35    $   0.17
                                              ========    ========    ========    ========
Weighted average common shares
  outstanding (in thousands)                     7,392       7,413       7,397       7,416
                                              ========    ========    ========    ========

Total depreciation and amortization                898       1,021       2,344       2,644
                                              ========    ========    ========    ========

            See Notes to Unaudited Consolidated Financial Statements.

                         BELDING HEMINWAY COMPANY, INC.
                                 AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLARS IN THOUSANDS)


                                                       NINE MONTHS ENDED SEPTEMBER  30,
                                                           1996           1995
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                           $  3,209   $   1,866
Reconciliation of net income from continuing
  operations to net cash provided by operations:
    Depreciation and amortization                              2,344       2,644
    Deferred tax provision                                     1,993       1,105
    Gain on asset sale                                          (131)       --
    Changes in operating assets and liabilities:
                   Accounts receivable                          (613)       (419)
                   Inventories                                  (752)     (3,972)
                   Federal income taxes receivable               565        --
                   Other current assets                          443         259
                   Accounts payable                             (385)      1,842
                   Other current liabilities                  (1,894)     (2,709)
                   Other liabilities                            (637)       --
                   Other operating assets and liabilities        164         131
                   Cash flow from discontinued operations        (44)      2,207
                                                            --------    --------
                                                               4,262       2,954
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations                  8,190       2,623
Capital expenditures                                            (970)     (2,915)
Investments in other assets                                     (389)       (199)
Proceeds from asset sales                                        534        --
Acquisition of Culver noncash net assets                        --        (2,800)
Adjustments related to acquisitions                              (42)       (123)
                                                            --------    --------
                                                               7,323      (3,414)
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and capitalized
   lease obligations                                          31,787      29,801
Repayment of long term debt and capital lease obligations    (42,469)    (27,295)
Payment of long term liabilities                              (1,084)     (2,427)
                                                            --------    --------
                                                             (11,766)         79
                                                            --------    --------
Decrease in cash and cash equivalents                           (181)       (381)
Cash and cash equivalents beginning of period                    629       1,015
                                                            --------    --------
Cash and cash equivalents end of period                     $    448    $    634
                                                            ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $  3,393    $  2,007
                                                            ========    ========
  Income taxes                                              $    103    $    798
                                                            ========    ========

See Notes to Unaudited Consolidated Financial Statements







                         BELDING HEMINWAY COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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






                         BELDING HEMINWAY COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):


                                               SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                               ------------------    -----------------
           Raw materials and greige goods              $ 5,264           $ 3,189
           Manufacturing supplies                        1,202             1,346
           Work in Progress                              5,231             6,033
           Finished goods                                6,384             7,792
                                                       -------           -------
                                                       $18,081           $18,360
                                                       =======           =======


NOTE 5:  DISCONTINUED OPERATIONS

On July 31, 1996 the Company completed the sale of its Home Furnishings division. Proceeds received on the sale, adjusted for closing costs and changes in net asset value of the division subsequent to the contract date were used to repay the Company's revolving bank loan. Such net proceeds approximated the amount that had been borrowed under the revolving loan in support of the Home Furnishings division's inventories and receivables. The repayment of bank debt was sufficient in amount to avoid bank fees that would have been payable had the Company not completed the sale within the time frame prescribed by the Company's Credit Agreement dated October 29, 1993, as amended ("Credit Agreement") or in an amount sufficient to repay amounts borrowed against the division's inventories and receivables.

The results of the Home Furnishings division for the period January 1, 1996 through July 31, 1996 and all prior periods have been presented as results of discontinued operations.

PART I - FINANCIAL INFORMATION
ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULT OF OPERATIONS


                              RESULTS OF OPERATIONS

THIRD QUARTER
SALES

Sales during the third quarter of 1996 totaled $22.9 million as compared to $20.6 million during the third quarter of 1995 for an increase of $2.3 million.

Sales in the consumer product segment totaled $12.9 million during the third quarter of 1996, compared with $10.5 million during the third quarter of 1995 for an increase of $2.4 million or 22.3%. The increase in quarterly sales was the result of improved sales in the Button division and incremental sales contributed by Culver Textile Company ("Culver") which was acquired on August 31, 1995.

Sales in the industrial product segment totaled $10.0 million during the third quarter of 1996 as compared to $10.1 million during the third quarter of 1995.

GROSS MARGIN

Gross margin increased $1.6 million during the third quarter of 1996 to $7.0 million as compared to $5.4 million during the third quarter of 1995. The gross margin percentage was 30.5% during the third quarter of 1996, compared with 26.2% during the third quarter of 1995.

Gross margin in the consumer product segment totaled $4.6 million or 35.7% during the third quarter of 1996 as compared to $3.7 million or 35.0% during the third quarter of 1995. The margin improvement in the consumer product segment was the result of improved sales in the Button division and incremental sales resulting from the Culver acquisition.

Gross margin in the industrial product segment increased $.7 million to $2.4 million in the third quarter of 1996 as compared to $1.7 million during the third quarter of 1995. The gross margin percent during the third quarter of 1996 was 24.0 percent as compared to 17.0 percent in the corresponding quarter of 1995. The improvement over 1995 margins is attributable to cost and headcount reductions implemented beginning in September 1995.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled $3.5 million during the third quarter of 1996 as compared with $3.4 million during the same period in 1995.

Selling, general and administrative expenses in the consumer product segment in the third quarter of 1996 totaled $1.3 million as compared to $1.1 million in the third quarter of 1995. The increase in selling, general and administrative costs in the consumer product segment was the result of additional expenses attributable to the Button division.

Selling, general and administrative expenses in the industrial product segment totaled $2.2 million during the third quarter of 1996 as compared to $2.3 million in the third quarter of 1995. The 1995 third quarter amount of $2.2 million included the reversal of $.7 million of expense accruals, including bonus and other fees. The decline in selling, general and administrative expenses in the industrial product segment was the result of reduced spending by the industrial Thread division totaling $.4 million resulting principally from headcount reductions and lower goodwill amortization of $.1 million and lower corporate spending in the amount of $.4 million. The Thread division headcount reductions were made in the second half of 1995 and $17.4 million of goodwill was written off in the fourth quarter of 1995 in connection with the Thread division asset impairment.

INTEREST EXPENSE

Interest expense during the third quarter of 1996 totaled $1.1 million as compared to $1.0 million during the third quarter of 1995. The weighted average interest rate during the third quarter of 1996 was 9.95% as compared to 8.24% in 1995. The increase in rate is mostly attributable to the removal of the LIBOR interest rate option from the Company's credit facility effective in March 1996. Weighted average debt during the third quarter of 1996 was $41.6 million as compared to $46.5 million in the third quarter of 1995.

INCOME TAXES

The provision for income taxes during the third quarter of 1996 totaled $1.0 million as compared to $.5 million during the same period last year. The combined effective income tax rate in 1996 was 41.2% as compared to 52.9% in 1995. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill. The 1996 combined effective income tax rate was lower than in 1995 because of the reduction in goodwill amortization resulting from the Thread division asset impairment recorded in the fourth quarter of 1995.

PREFERRED DIVIDENDS

Preferred dividends during the third quarter of 1996 totaled $.3 million as compared to $.3 million during the same period in 1995. Preferred dividends are accrued and compound at a rate of 6%. Preferred dividend payments are subject to the approval of the Company's bank lenders. Such approval has not been granted and no dividend payments have been made by the Company.

YEAR-TO-DATE
SALES

Sales during the nine month period ended September 30, 1996 totaled $67.2 million as compared to $65.8 million during the same period of 1995 for an increase of $1.4 million.

Sales in the consumer product segment totaled $36.0 million during the first nine months of 1996 as compared to $29.7 million in the first nine months of 1995 for an increase of $6.3 million. The increase in consumer segment sales was mostly the result of incremental sales contributed by Culver.

Sales in the industrial product segment totaled $31.2 million in 1996 as compared to $36.1 million during the first nine months of 1995 for a decrease of $4.9 million. All of this year to year reduction occurred during the first two quarters of 1996.

GROSS MARGIN

Gross margin during the first nine months of 1996 totaled $19.1 million as compared to $18.3 million during the same period in 1995 for an increase of $.8 million. The gross margin percent during the first nine months of 1996 was 28.4% as compared to 27.8% during the nine months ended September 30, 1995.

Gross margin in the consumer product segment during the first nine months of 1996 totaled $11.6 million as compared with $10.1 million during the first nine months of 1995. Increased sales by the Button division and incremental sales resulting from the Culver acquisition provided the additional margin dollars. The gross margin percentage during the first nine months of 1996 in the consumer product segment was 32.3% as compared to 33.9% during the same period in 1995. The decline in gross margin percentage in the consumer product segment was due to the lower Culver margins.

Gross margin in the industrial segment during the first nine months of 1996 totaled $7.5 million as compared to $8.2 million in 1995. The decline in margin dollars was directly attributable to the decline in year-to-date sales volume of this segment. The gross margin percentage during the nine months of 1996 for the industrial segment was 24.0% as compared to 22.3% during the first nine months of 1995.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses during the first nine months of 1996 totaled $10.5 million as compared to $11.7 million during the first nine months of 1995.

Selling, general and administrative expenses in the consumer product segment in the first nine months of 1996 totaled $3.9 million as compared to $3.3 million in 1995 The increase in selling, general and administrative costs in the consumer product segment was the result of additional expenses attributable to Culver operations.

Selling, general and administrative expenses in the industrial product segment totaled $6.6 million during the nine months ended September 30, 1996 as compared to $8.4 million during the first nine months of 1995. The decline in selling, general and administrative expenses in the industrial product segment was the result of reduced spending totaling $1.6 million, principally the result of headcount reductions and lower goodwill amortization of $.3 million.

INTEREST EXPENSE

Interest expense during the nine month period ended September 30, 1996 totaled $3.4 million as compared to $3.0 million during the same period in 1995. The weighted average interest rate during the first nine months of 1996 was 9.33% as compared to 8.66% in 1995. Weighted average debt during the nine months ended September 30, 1996 was $46.1 million as compared to $44.8 million during the nine months ended September 30, 1995.

INCOME TAXES

The provision for income taxes during the nine months ended September 30, 1996 was $2.4 million as compared to $2.0 million during the same period last year. The combined effective income tax rate in 1996 totaled 42.4% as compared to 52.0% in 1995. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill. The 1996 combined effective income tax rate is lower than the 1995 rate because of the reduction in goodwill amortization.

PREFERRED DIVIDENDS

Preferred dividends during the first nine months of 1996 totaled $1.0 million as compared to $1.0 million during the same period in 1995. Preferred dividends are accrued and compound at a rate of 6%. Preferred dividend payments are subject to the approval of the Company's bank lenders. Such approval has not been granted and no dividend payments have been made by the Company.


                               IMPACT OF INFLATION


The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during the nine months ended September 30, 1996 totaled $4.3 million.

Net cash provided by investing activities during the nine months ended September 30, 1996 totaled $7.3 million which included net proceeds of $8.2 million from the sale of the Home Furnishings division and $.5 million from the sale of an unused parcel of land, offset by $1.0 million of capital expenditures and $.4 million of investments in other assets.

Net cash used by financing activities totaled $11.8 million. Net proceeds of $8.2 million from the sale of the Home Furnishings division were used to repay bank debt during the quarter. Reductions in long term liabilities of $1.1 million reflect primarily payments to the Company's pension plan and payments of other long term liabilities.

At September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $.4 million and trade accounts receivable of $11.9 million. At September 30, 1996 the Company had $.9 million of unused availability under its revolving credit facility (the "Revolving Facility").

At December 31, 1995, the Company was in default on certain of its loan covenants specified in the Credit Agreement dated October 29, 1993, as amended ("Credit Agreement"). As a result, on March 15, 1996, the Credit Agreement was amended as more fully described in the Company's Form 10-K for the year ended December 31, 1995, and Form 10-Q for the quarterly period ended March 31, 1996.

As described in Note 5, the Company completed the sale of the Home Furnishings division on July 31, 1996 and used the net proceeds to repay all existing revolving facility advances against the Company's Home Furnishings division receivables and inventories and thus avoided fees otherwise payable under the amended Credit Agreement. The banks participating in the Company's Credit facility have agreed, based on the Company's circumstances, to postpone the due date (the "deadline") for payment of $1.0 million of the $2.5 million in fees required by the most recent amendment to the Credit Agreement to December 31, 1996, subject to certain contingencies. No assurances can be given that circumstances will not change and that such postponement will remain in force. In addition, the Company is currently in discussions with the banks to further postpone the deadline to March 31, 1997, for all of the $2.5 million of fees. However, there can be no assurance that the deadline will be further postponed and if it is, at what cost.

In order to meet the requirements of the Term Facility and thus avoid fees payable by the deadline, the Company expects that it will have to refinance the Term Facility by the deadline, or sell assets. If the Company is not successful in refinancing the Term Facility it will be obligated to demonstrate progress toward the sale of assets and complete a sale of those assets at sufficient levels to repay the Term Facility by the deadline, in order to avoid the payment of fees. If the Company refinances the Term Facility, the new borrowing arrangements may carry higher rates of interest and increased administrative costs. If the Company raises funds through asset sales to discharge the Term Facility, the reduction in interest expense resulting therefrom may not be sufficient to offset the diminution in income that would result from such asset sales. There can be no assurance that the Company will be able to refinance the Term Facility on commercially acceptable terms or demonstrate sufficient progress towards asset sale(s) by the dates fees are due and/or complete a transaction sufficient to discharge the Term Facility by the deadline. If the Company cannot satisfy those conditions, the Company would be obligated to pay fees under the agreement. There is no assurance that the Company's cash flow would be sufficient to pay those fees. If the Company is unable to pay any of the fees when due it will be in default under the Term Facility. The Company has engaged a financial advisor in order to assist it in the evaluation of strategic alternatives.

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

The Company is in discussions with several banks and financial institutions to refinance all of its existing debt at commercially acceptable terms. However, there can be no assurance that the Company will be able to complete a refinancing of the Term Facility or demonstrate sufficient progress towards asset sale(s) by the dates fees are due and or complete a transaction sufficient to discharge the Term Facility by the deadline.

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

PART II -  OTHER INFORMATION
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    a)     None

    b)     REDEEMABLE SERIES B PREFERRED STOCK
           Scheduled dividend payments totaling $1,316,018 in 1995, $330,907 on March 15, 1996, $339,548 on June 15, 1996 and $345,533 on September
           15, 1996 were subject to the approval of the Company's bank lenders. Such approval was not granted by the banks and the dividend payments were not made. As a result, the unpaid dividends accrue at a compounded rate of 6% per annum.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits
           None

    b)     Reports on Form 8-K.
           During the third quarter of 1996, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELDING HEMINWAY COMPANY, INC.
       (Registrant)



S/Karen Brenner
------------------------------------------
Karen Brenner, Chairman, President and Chief Executive Officer



S/Edward F. Cooke
------------------------------------------
Edward F. Cooke, Vice President and Chief Accounting Officer



Date: 11-13-96