Form 10-Q/A
period 1996-09-30
BELDING HEMINWAY CO INC /DE/
filed 1996-11-22
CIK 11027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

The banks participating in the Company's Credit facility have agreed in exchange for the payment of a $250 thousand fee to postpone to March 31, 1997 the payment of the $2.5 million in fees required by the most recent amendment to the Credit Agreement.

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

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits


           Exhibit No.             Description
           -----------             -----------
              10.23A       Amendment, dated as of November 12, 1996, to Credit
                           Agreement dated as of October 29, 1996 (as previously
                           amended) between the Company and NationsBank of
                           North Carolina, N.A., individually and as agent for
                           Fleet Bank, The Bank of New York, and the Daiwa
                           Bank, Limited.



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



Date: 11/21/96