Form 10-K405/A
period 1995-12-31
BELDING HEMINWAY CO INC /DE/
filed 1997-02-25
CIK 11027

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                         Commission file number: 1-3462

                         BELDING HEMINWAY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  13-1574754
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

      1430 Broadway, New York, New York                        10018
   (Address of principal executive offices                  (Zip Code)

        Registrant's telephone number, including area code: (212)556-4700

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
             Title of each class                        on which registered

   Common Stock, par value $0.01 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes__ No X.

        As of March 1, 1996, 7,400,282 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $7,701,000. This figure was calculated on the basis of the closing price of a share of common stock of Registrant on the New York Stock Exchange on March 1, 1996. As used herein, non-affiliates means all stockholders of Registrant other than executive officers, directors and 5% shareholders.

        The  information  required  by Part IV of Form 10-K is  incorporated  by
reference   to   the  proxy   materials  of   the   Registrant   distributed  to
stockholders in connection with its annual meeting scheduled for May 9, 1996.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Public Accountants - December 31, 1995.................3

Consolidated Balance Sheets- December 31, 1995 and 1994......................4

Consolidated Statements of Operations -

      Company - for the Years Ended December 31, 1995 and 1994 and
                the Three Months December 31, 1993
      Predecessor - for the Nine Months September 30, 1993...................6

Consolidated Statements of Cash Flows -

      Company - for the Years Ended December 31, 1995 and 1994 and
                the Three Months December 31, 1993
      Predecessor - for the Nine Months September 30, 1993...................7

Consolidated Statements of Stockholders' Equity

      for the year ended December 31, 1995 and
      for the period October 1, 1993 to December 31, 1994....................8

Notes to Consolidated Financial Statements
      for the Year Ended December 31, 1995...................................9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Belding Heminway Company, Inc.

     We have audited the accompanying consolidated balance sheets of Belding Heminway Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1995 and 1994 and the period October 1, 1993 to December 31, 1993 (post-acquisition basis). We have also audited the accompanying consolidated statements of operations and cash flows for the nine month period ended September 30, 1993 (pre-acquisition basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belding Heminway Company, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations, cash flows and stockholders' equity for the years ended December 31, 1995 and 1994 and the periods October 1, 1993 to December 31, 1993, (post-acquisition basis) and January 1, 1993 to September 30, 1993
(pre-acquisition basis) in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1995, 1994 and 1993 schedules listed in the index of financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These 1995, 1994 and 1993 schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP
New York,  New York
February 23, 1996 (Except  for the  amendment to the Credit  Agreement  (Notes 4 and 9) as to which the date is March 15, 1996)

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                     DECEMBER 31, 1995             DECEMBER 31, 1994
                                                     -----------------             -----------------
 ASSETS
 Current Assets:

     Cash and cash equivalents                           $    629                     $  1,015
     Accounts receivable trade  (net of allowance
        of $2,127 and $2,376 respectively)                 11,314                       10,815

    Inventories                                            18,360                       15,733
    Federal income taxes receivable                           787                          525
    Current deferred tax asset                                313                        2,180
    Other current assets                                      953                        1,250
                                                         --------                     --------
                                                           32,356                       31,518
                                                         --------                     --------

 Property, plant and equipment, at cost:
    Land                                                    2,283                        1,986
    Building and improvements                              13,312                       16,477
    Machinery and equipment                                17,418                       14,370
                                                         --------                     --------
                                                           33,013                       32,833

 Less: Accumulated depreciation and amortization           (3,538)                      (1,763)
                                                        ---------                   ----------
                                                           29,475                       31,070
                                                        ---------                   ----------

 Goodwill (net of amortization of
   $2,947 and $1,467 respectively)                         20,450                       33,481
 Deferred tax assets                                        9,515                          469
 Net assets of discontinued operations                        ---                       29,049
 Other assets                                               2,328                        2,865
                                                         --------                     --------
     Total Assets                                        $ 94,124                     $128,452
                                                         ========                     ========


                 See Notes to Consolidated Financial Statements

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 31, 1995   DECEMBER 31, 1994
                                                        -----------------   -----------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Accounts payable                                         $  5,593         $  4,127
     Current maturities of long-term debt                        4,029            4,123
     Federal income taxes payable                                   --              773
     Other current liabilities                                  12,948           12,140
                                                              --------         --------
                                                                22,570           21,163
                                                              --------         --------
 Long-Term Debt                                                 44,666           40,365
 Other Liabilities                                              19,386           19,865
                                                              --------         --------
Total Liabilities                                               86,622           81,393
                                                              --------         --------
 Redeemable Preferred Stock, par value $0.01 per share
     20,805,060 shares authorized;
     Shares issued and outstanding:
        Series A - None
        Series B - 20,805,060                                   20,805           20,805
     Accumulated dividends on preferred stock                    1,374               92
                                                              --------         --------
                                                                22,179           20,897
                                                              --------         --------
 Common Stock, par value $0.01 per share
      20,000,000 shares authorized;
     Shares issued and outstanding:
          December 31, 1995: 7,409,282                              74               74
          December 31, 1994: 7,429,032

 Paid in Capital                                                19,859           19,863
 Retained Earnings                                             (34,610)           6,225
                                                              --------         --------
 Total Common Stockholders' Equity                             (14,677)          26,162
                                                              --------         --------
 Total Liabilities and Stockholders' Equity                   $ 94,124         $128,452
                                                              ========         ========

 See Notes to Consolidated Financial Statements

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 COMPANY                 PREDECESSOR
                                                   -----------------------------------  --------------
                                                       YEARS ENDED        THREE MONTHS    NINE MONTHS
                                                       DECEMBER 31,        DECEMBER 31,  SEPTEMBER 30,
                                                    1995         1994          1993          1993
                                                   -------------------    -------------  -------------
Net sales                                        $ 88,654      $ 76,767      $ 17,978      $ 57,766
Cost of sales                                      65,905        54,043        11,767        39,241
                                                 --------      --------      --------      --------
                                                   22,749        22,724         6,211        18,525
Selling, general & administrative expenses         15,940        15,846         3,881        21,910
Other (income) expense -- net                        (324)         (507)          (78)        2,402
Impairment charge                                  25,000            --            --            --
Restructuring charge                                   --            --            --        18,548
                                                 --------      --------      --------      --------
Income (loss) from continuing operations
  before interest and income taxes                (17,867)        7,385         2,408       (24,335)
Interest expense                                    4,000         3,245           864         2,136
                                                 --------      --------      --------      --------
Income (loss) from continuing operations
before income taxes                               (21,867)        4,140         1,544       (26,471)
Provision (benefit) for income taxes                 (314)        2,113           605        (7,917)
                                                 --------      --------      --------      --------
Income (loss) from continuing operations          (21,553)        2,027           939       (18,554)
Less dividends on preferred stock                   1,282         2,342           607            --
Gain on preferred stock redemption                     --         4,099            --            --
                                                 --------      --------      --------      --------
Income (loss) applicable to common
stock from continuing operations                  (22,835)        3,784           332       (18,554)
                                                 --------      --------      --------      --------
Income (loss) from discontinued operations,
net of income tax provision                           (17)        1,497           611         1,130
Loss on disposal of discontinued operations,
net of income tax benefit                         (17,983)           --            --            --
                                                 --------      --------      --------      --------
Income (loss) applicable to common stock         $(40,835)     $  5,281      $    943      $(17,424)
                                                 ========      ========      ========      ========
Earnings per common share:
Continuing operations                            $  (3.08)     $    .72      $    .07      $  (9.45)
Discontinued operations                             (2.43)          .28           .12           .58
                                                 --------      --------      --------      --------
  Total                                          $  (5.51)     $   1.00      $    .19      $  (8.87)
                                                 ========      ========      ========      ========
Dividend declared per common share                   None          None          None      $    .32
                                                 ========      ========      ========      ========
Weighted average common shares
outstanding (in thousands)                          7,414         5,265         5,000         1,964
                                                 ========      ========      ========      ========


See Notes to Consolidated Financial Statements.

Effective October 1, 1993, the Company revalued its assets and liabilities to reflect the price paid to purchase 100% of the Predecessor's issued and outstanding common stock. Accordingly, the Predecessor's Consolidated Statement of Operations is not comparable to the Company's Consolidated Statement of Operations.

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                   COMPANY                PREDECESSOR
                                                                  -------------------------------------   ------------
                                                                         YEARS ENDED       THREE MONTHS   NINE MONTHS
                                                                         DECEMBER 31,       DECEMBER 31,  SEPTEMBER 30,
                                                                       1995        1994         1993          1993
                                                                   ----------------------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations                           $(21,553)     $  2,027      $    939      $(18,554)
Reconciliation of net income (loss) from continuing operations to net cash  provided (used) by operations:
  Depreciation and amortization                                       3,278         2,251           936         1,295
  Noncash impairment charge                                          25,000          --            --            --
  Noncash restructuring charge                                         --            --            --          15,549
  Deferred tax provision (benefit)                                     (674)          825           770        (6,949)
  Changes in operating assets and liabilities:
     Accounts receivable trade                                          294          (630)         (170)        2,265
     Inventory                                                         (564)          169           504           260
     Other current assets                                               157           678           (22)       (4,220)
     Other assets                                                       137          (662)           (6)         (185)
     Accounts payable                                                    94        (1,969)          496          (666)
     Federal income taxes payable                                      (773)         --            --            (571)
     Other current liabilities                                       (3,070)       (1,482)       (1,333)        1,390
  Cash flow from discontinued operations                              6,018         3,677         1,012         7,021
                                                                   --------      --------      --------      --------
                                                                      8,344         4,884         3,126        (3,365)
                                                                   --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of  operating companies noncash net assets              (3,050)       (8,390)      (64,542)         --
Adjustments related to acquisitions                                     (57)       (4,470)       (6,560)         --
Proceeds from asset sales                                              --          18,747         3,098         9,620
Capital expenditures                                                 (3,820)       (3,617)         (764)         (844)
Investments in other assets                                            (123)       (2,524)         --             318
                                                                   --------      --------      --------      --------
                                                                     (7,050)         (254)      (68,768)        9,094
                                                                   --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of preferred stock                                            --            --          40,500          --
Acquisition related increase in long-term debt                         --            --          47,000          --
Acquisition related repayments of long-term debt                       --            --         (19,500)         --
Proceeds from revolving credit facility and
  capitalized lease obligations                                      40,551        21,906          --          21,386
Repayments of short-term borrowings                                    --            --            --         (23,843)
Repayment of long-term debt and capital lease obligations           (39,219)      (27,031)       (1,223)       (3,409)
Acquisition related payments                                           (290)         (145)         --            --
Changes in other long-term liabilities                               (2,722)         (432)       (1,921)         --
Other, net                                                             --            --            --            (112)
                                                                   --------      --------      --------      --------
                                                                     (1,680)       (5,702)       64,856        (5,978)
                                                                   --------      --------      --------      --------
Decrease in cash and cash equivalents                                  (386)       (1,072)         (786)         (249)
Cash and cash equivalents beginning of period                         1,015         2,087         2,873         3,122
                                                                   --------      --------      --------      --------
Cash and cash equivalents end of period                            $    629      $  1,015      $  2,087      $  2,873
                                                                   ========      ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $  4,349      $  2,762      $    818      $  2,427
                                                                   ========      ========      ========      ========
  Income taxes                                                     $  1,146      $    935      $     68      $    826
                                                                   ========      ========      ========      ========

See Notes to Consolidated Financial Statements

                 BELDING HEMINWAY COMPANY INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                  PREFERRED STOCK
                          -------------------------------------------

                             Series A         Series B
                          -------------------------------------------
                                                              Accum.
                          Shares  Amount   Shares    Amount  Dividend
                          ------  ------   -------   ------  --------
OCTOBER 1, 1993                -     -            -        -       -
Issuance of stock              5  $500   40,000,000  $40,000
Dividends accrued on
  preferred stock                                             $1,085
Net income
                           -----  ----   ----------  -------  ------
DECEMBER 31, 1993              5  $500   40,000,000  $40,000  $1,085
                           -----  ----   ----------  -------  ------
Series B Common
  Shares Issued
Series B Common
  Shares Returned
Dividends accrued
  on preferred stock                                           2,342
Dividends paid on
  12/4/94                                                     (3,335)
Conversion of
  Series B Preferred                    (19,694,940) (19,695)
Gain on preferred
  conversion
Conversion of Series A
  Pfd. to B Pfd.              (5) (500)     500,000      500
Reclassification
  of Series Common
Net income
Legal fees related to
  recapitalization
                           -----  ----   ----------  -------  ------
DECEMBER 31, 1994              -     -   20,805,060  $20,805      92
                           -----  ----   ----------  -------  ------
Net loss
Dividends accrued
  on preferred stock                                           1,282
Common stock returned
                           -----  ----   ----------  -------  ------
DECEMBER 31, 1995              -     -   20,805,060  $20,805  $1,374
                           =====  ====   ==========  =======  ======


                                               COMMON STOCK
                             ----------------------------------------------
                                                                                  Paid In  Retained
                                Series A           Series B          Common       Capital  Earnings
                             ------------------------------------------------------------------------

                             Shares   Amount    Shares   Amount  Shares  Amount
                             ------   ------    ------   ------  ------  ------
OCTOBER 1, 1993                     -     -           -     -          -       -         -         -
Issuance of stock           3,542,404  $708   1,457,596  $292
Dividends accrued on
  preferred stock                                                                             $ (606)
Net income                                                                                     1,550
                            ---------  ----   ---------   ---  ---------   -----    ------  --------
DECEMBER 31, 1993           3,542,404  $708   1,457,596   292          -                 -       944
                            ---------  ----   ---------   ---  ---------   -----    ------  --------
Series B Common
  Shares Issued                                 128,000    26
Series B Common
  Shares Returned                                (2,000)
Dividends accrued
  on preferred stock                                                                          (2,342)
Dividends paid on
  12/4/94                                                        333,543       3    $2,738
Conversion of
  Series B Preferred                                           1,969,489      20    16,170
Gain on preferred
  conversion                                                                                   4,099
Conversion of Series A
  Pfd. to B Pfd.
Reclassification
  of Series Common         (3,542,404) (708) (1,583,596) (318) 5,126,000      51       975
Net income                                                                                     3,524
Legal fees related to
  recapitalization                                                                     (20)
                            ---------  ----   ---------   ---  ---------   -----    ------  --------
DECEMBER 31, 1994                   -     -           -     -  7,429,032     $74   $19,863  $ $6,225
                            ---------  ----   ---------   ---  ---------   -----    ------  --------
Net loss                                                                                     (39,553)
Dividends accrued
  on preferred stock                                                                          (1,282)
Common stock returned                                            (19,750)               (4)
                            ---------  ----   ---------   ---  ---------   -----   -------  --------
DECEMBER 31, 1995                   -     -           -     -  7,409,282   $ 74    $19,859  $(34,610)
                            =========  ====   =========   ===  =========   =====   =======  ========


See Notes to Consolidated Financial Statements

                 Belding Heminway Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     Nature of Operation: The Company and its subsidiaries manufacture and market industrial and consumer threads and distribute a line of home sewing and craft products, principally buttons. The Company was organized under the laws of the State of Delaware in 1947.

     Consolidation:  The accompanying  consolidated financial statements include
the  accounts  of  the  Company  and  all  subsidiaries   after  elimination  of
intercompany items and transactions. (C)

     Revenue Recognition: Revenue is recognized upon shipment of merchandise.

     Sales returns: The Company estimates an allowance for sales returns based on historical sales and sales returns and records a related allowance, if significant.

     Allowance for doubtful accounts: The Company maintains a reserve for doubtful accounts which includes 100% of all invoices past due 61 days or more and other items that management deems doubtful of collection.

     Depreciation and Amortization: Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable asset based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture, fixtures and leasehold improvements are generally depreciated over periods of 20-35, 5-25 and 5-10 years, respectively.

     Income taxes: Deferred income taxes are determined using the liability method whereby the future expected consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements are recognized as deferred tax assets and liabilities.

     Impairment: Long term assets are reviewed for impairment following the provisions of SFAS Number 121. Goodwill not associated with particular assets is reviewed for impairment based on an analysis of undiscounted future cash flows associated with the related operation.

     Goodwill: Goodwill is amortized over a thirty year period.

     Environmental liabilities: The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

2. THREAD DIVISION ASSET  IMPAIRMENT:

     During 1995, the Thread division's results were substantially below historical levels and the levels expected when the Company was acquired in 1993. Based on the performance and expected future levels of operations, management determined that the book value of certain property, plant, and equipment, which was adjusted to reflect the 1993 acquisition, was impaired. As a result, the Company recorded an impairment charge of $6.4 million to adjust the book value of the equipment to its estimated December, 1995 fair value. Fair value was based on estimated realizable value in a sale. The amounts actually realized in the future could differ materially from the amounts assumed in determining the impairment charge. Among other factors, the write down reflects the failure of plant consolidations made in connection with the acquisition to achieve expected results and the estimated effect of future cost reduction activities on the revenues associated with those assets. A proportionate amount of goodwill allocated to the Thread division in connection with the 1993 acquisition was also written-off following the principals in Statement of Financial Accounting Standard No. 121. The goodwill write off was $17.4 million and other related charges were $1.2 million. The Company's adoption of Statement of Financial Accounting Standard No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of). was effective January 1, 1995, and the adoption had no impact on the consolidated financial statements as of that date.

3. DISCONTINUED OPERATIONS:

     During the fourth quarter of 1995, the Company announced its decision to divest the Home Furnishings division. Consequently, the results of operations of the Home Furnishings division for 1995 and all prior periods have been classified as discontinued operations. In connection with this decision, the Company has retained an investment banker and has begun the process of identifying prospective buyers. It is anticipated a sale could be completed by mid year 1996.

     As a result of the decision to sell the Home Furnishings division, the Company recorded an estimated loss on disposition in the amount of $18 million net of income tax benefit during the fourth quarter of 1995, including $7.6 million of goodwill write-off. The resulting book value of the division is a net liability of $793 thousand and is classified as a current liability as of December 31, 1995. The Home Furnishings division had revenues of (in thousand of dollars) $39,324, $40,734 and $30,084 during the years ended December 31, 1993, 1994 and 1995 respectively.

     The loss on discontinued operations includes the Company's best estimate in December 1995 of the amounts expected to be realized on the sale of the Home Furnishings division. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

4. LIQUIDITY:

     At December 31, 1995, the Company was in default on certain of its loan covenants. On March 15, 1996, the Company amended its Credit Agreement dated October 29, 1993, as amended ("Credit

Agreement"). As further described in Note 9, $4.029 million principal amount of the Company's long term debt must be paid in 1996, and $44.488 million or substantially all of the Company's long-term debt must be paid in 1997. In addition, a schedule of fees is required to be paid beginning July 31, 1996, if the sale of the Home Furnishings division has not been completed and progress toward completion or completion of other asset sales has not taken place. Based on its current 1996 budgets, progress to date on the sale of the Home Furnishings division, and preliminary discussions regarding the sale of other assets, the Company believes that it will remain in compliance with the provisions of the revised Credit Agreement through December 31, 1996. However, there can be no assurance that budgets will be achieved or that asset sales, including the sale of the Home Furnishings division, will take place at expected prices or take place at all. Failure of these events to occur as expected could result in non-compliance with the terms of the revised Credit Agreement in 1996. If such non-compliance occurred and the lender demanded payment or refused to make further loans and the Company was unable to obtain alternate financing, the lack of adequate liquidity would have a material adverse effect on the Company's results of operations and its ability to continue as a going concern.

5. ACQUISITION BY NOEL GROUP, INC.:

     On July 21, 1993 Noel Group, Inc. ("Noel"), through its wholly-owned subsidiary, BH Acquisition Corporation ("BH Acquisition"), accepted for payment 1,434,712 shares of common stock, par value $1.00 per share (the "Shares"), of the Predecessor, representing approximately 73% of all outstanding shares, pursuant to a tender offer to the stockholders of the Predecessor at $30.25 per share, net to the seller in cash (the "Offer"). The Offer was made pursuant to an Agreement and Plan of Merger dated as of June 16, 1993 among the Predecessor, Noel and BH Acquisition. In October 1993, BH Acquisition was merged with and into the Predecessor (with the Company being the surviving corporation) pursuant to a merger among the Predecessor, Noel, and BH Acquisition. The total purchase price for 100% of the Shares, including the 27%, acquired following the tender offer was approximately $64.5 million.

     Effective October 1, 1993, the Company increased the carrying amounts of its net assets to reflect the price paid for 100% of its common stock, a process generally referred to as "push down" accounting.

6. INCENTIVE PROGRAM:

     As of December 6, 1994, the Company's voting stockholders adopted the Belding Heminway Company, Inc. 1994 Incentive Program ("the Program"). Grants under the Program may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Program, 500,000 shares of Common Stock were available for grants at the start of the Program. The following table summarizes stock option activity under the Program:

                                                             Option
                                                      ---------------------
(Dollars in thousands except per share amounts)       Shares          Price       Aggregate
-----------------------------------------------       ------          -----       ---------
Outstanding at December 31, 1993                         --             --            --
Granted                                               190,000         $10.00        $1,900
Exercised                                                --             --            --
Cancelled                                                --             --            --
                                                      -------      -----------      ------
Outstanding at December 31, 1994                      190,000         $10.00         1,900
Granted                                                76,000      $7.50-$3.13         402





Exercised                                                --             --            --
Cancelled                                             (20,000)        $10.00          (200)
                                                      -------      -----------      ------
Outstanding at December 31, 1995                      246,000      $10.00-$3.1      $2,102
                                                      =======      ====== ====      ======

     At December 31, 1995, 1994 and 1993 exercisable options totaled 123,400, 38,000 and none, respectively.

     In 1996, the Company entered into an agreement with a consultant for a specified amount of cash consideration and 200,000 stock options (See Note 23).

7. Inventories:

     The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):

                                     1995        1994
                                     ----        ----
Manufacturing supplies             $ 1,346     $ 1,291
Raw materials and greige goods       3,189       3,872
Work in progress                     6,033       5,106
Finished goods                       7,792       5,464
                                   -------     -------
                                   $18,360     $15,733
                                   =======     =======

     At December 31, 1995 and 1994, $12,455 and $11,718 respectively, of inventories were valued by the last-in first-out ("LIFO") method. If the first-in, first-out ("FIFO") method (which approximates replacement costs) of inventory accounting had been used by the Company, inventories would not have been materially affected.

     Inventories are stated at lower of cost or market with cost determined principally on an average cost, or LIFO basis.

8. OTHER CURRENT LIABILITIES AND OTHER LIABILITIES:

     Other liabilities as of December 31 consist of the following (dollars in thousands):

CURRENT                                               1995        1994
-------                                             -------     -------
Insurance                                           $ 2,754     $ 3,383
Salaries, wages, bonuses and other compensation       2,741       1,628
Plant consolidations                                  1,187       1,907
Net liabilities of discontinued operations              793        --
Other                                                 5,473       5,222
                                                    -------     -------
                                                    $12,948     $12,140
                                                    =======     =======
LONG TERM                                              1995        1994
---------                                           -------     -------
Pension liability                                   $ 6,483     $ 6,647
Environmental liabilities                             4,600       4,523
Other post-retirement benefits                        4,249       4,315
Other                                                 4,054       4,380
                                                    -------     -------
                                                    $19,386     $19,865
                                                    =======     =======

9. DEBT:

     Debt obligations as of December 31 consist of (dollars in thousands):


                                                     1995        1994
                                                   -------     -------
Senior Bank Facilities
  Term facility (a) ..........................     $20,650     $18,339
  Revolving facility (a) .....................      25,450      26,000
Capitalized lease obligations ................       2,508         149
Note Payable Connecticut Development Authority          87        --
                                                   -------     -------
                                                    48,695      44,488
Less:  Current installments ..................       4,029       4,123
                                                   -------     -------
                                                   $44,666     $40,365
                                                   =======     =======

     (a) The Senior Bank Facilities under the Credit Agreement consist of (i) a $25.0 million amortizing senior term loan facility (the "Term Facility") and
(ii) a $29.0 million senior revolving credit facility (the "Revolving Facility") up to $2.5 million of which is available as standby and trade letters of credit (which letters of credit are subject to certain fees).

     On December 31, 1995, the Company was in default on certain of its loan covenants specified in the Credit Agreement. As a result, on March 15, 1996, the Credit Agreement was amended to provide, among other changes, the following:

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

          If the Company has not refinanced or repaid the Term Facility in full by December 31, 1996, the Company will be obligated to demonstrate progress towards disposition of assets in addition to the Home Furnishings division and complete a sale of those assets by the due date, at sufficient levels to repay the Term Facility, in order to avoid the payment of fees as follows: September 30, 1996, $300,000; November 15, 1996, $700,000; December 31, 1996, $1,500,000.

          The  requirement  for the Company to  maintain  an  interest  rate cap
          agreement  was  deleted.  (See  Note  10  to  Consolidated   Financial
          Statements)

          Financial covenant tests were revised.

          Terms of the Revolving Facility were revised to reduce advances available against work in process inventory effective September 30 and December 31, 1996.

     On the basis of preliminary discussions with financial institutions and financial consultants, the Company believes that it can complete the sale of its Home Furnishings Division on or prior to July 31, 1996 (and use the net proceeds to repay existing credit facility advances against the Company's Home

Furnishings Division receivables and inventory) and thus avoid the fees which would otherwise be payable under the credit facility if advances against the Home Furnishings Division remain outstanding on that date.

     There can be no assurance the Company will complete a sale of Home Furnishings prior to July 31. If the transaction is not completed by that date, the Company believes that the fees could be funded by cash flows from operations. However, there can be no assurance such funds will be available. If the Company is unable to pay those fees when due it will be in default under the credit facility.

     In addition, the Company may not generate sufficient proceeds from the sale of Home Furnishings to repay the revolving credit facility advances existing against the Company's Home Furnishings Division. If the Company generates insufficient proceeds from the sale, the Banks could prevent the sale or the Company could be in default under the credit agreement.

     In order to meet the requirements of the Term Facility and thus avoid fees payable on September 30, November 15 and December 31, the Company expects that it will have to refinance the Term Facility by September 30, 1996. If the Company is not successful in refinancing the Term Facility by September 30, 1996 it will be obligated to demonstrate progress toward the sale of assets in addition to the Home Furnishings division by September 30 and complete a sale of these assets by December 31, 1996, at sufficient levels to repay the Term Facility by December 31, 1996, in order to avoid the payment of fees. If the Company refinances the Term Facility, it is likely that the new borrowing arrangements will carry higher rates of interest and increased administrative costs. If the Company raises funds through asset sales to discharge the Term
Facility, the reduction in interest expense resulting therefrom will not be sufficient to offset the diminution in income that would result from such asset sales. There can be no assurance that the Company will be able to refinance the Term Facility on commercially acceptable terms or demonstrate sufficient progress towards asset sale(s) by the dates fees are due and/or complete a transaction sufficient to discharge the Term Facility by December 31, 1996. If the Company cannot satisfy those conditions, the Company would be obligated to pay fees under the agreement. There is no assurance that the Company's cash flow would be sufficient to pay those fees. If the Company is unable to pay any of the fees when due it will be in default under the Term Facility.

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

     If the Company is not successful in refinancing the Credit Agreement and thereby does not repay all of the amounts outstanding under the Credit Agreement on its final maturity date of July 1, 1997 or meet other covenant provisions it will be in default under the Credit Agreement.

     Any such default or non-compliance with the Credit Agreement would entitle the lender to require immediate payment of the outstanding indebtedness and to refuse advances and to exercise various rights against the Company, including, without limitation, the right to foreclose its security interest in the Company's assets and realize upon its collateral by any available judicial procedure and/or to take possession of and sell any or all of the collateral with or without judicial process. If such non-compliance occurred and the lender demanded payment or refused to make further loans and the Company was unable to obtain alternative financing, the lack of appropriate liquidity would have a material adverse effect on the Company's results of operations and its ability to continue as a going concern.

     The Company paid a fee of $150,000 for this amendment.

     The Company was also in default on one covenant of certain leasing arrangements totaling $2.2 million in debt at December 31, 1995. The leasing arrangements have been amended on substantially similar terms to the amendment of the Credit Agreement. The maturity date has been moved to July 1, 1997 and interest rate increased to prime rate plus 1.50%. Lessor has also received second lien on certain Company assets. The Company believes it will be in compliance with the provisions of these leasing arrangements during 1996. If the Company does not comply with the provisions and is unable to obtain alternative financing, the Company would be in default and the lender could take back the equipment under lease which would have an adverse effect on the Company's operations.

     Loans outstanding as of December 31, 1995, under the Term Facility total $20.650 million and are repayable in consecutive quarterly installments: one installment of $.804 million, three installments of $.902 million each, two installments of $1.263 million each, and one installment of $14.614 million. Each bank is entitled to a commitment fee of 1/2% per annum on the unused portion of its commitment under the Senior Bank Facilities, payable quarterly in arrears. In addition, NationsBank is entitled to an administrative agency fee of $100 thousand payable annually in advance for the life of the Facilities.

     The Senior Bank Facilities are guaranteed, subject to certain limitations, by all direct and indirect domestic subsidiaries of the Company. The Senior Bank Facilities are secured by a first priority lien or security interest in substantially all the assets of the Company. The Senior Bank Facilities contain representations and warranties, covenants and events of default customary for credit facilities of this nature. Such customary covenants include restrictions on the ability to borrow more debt, acquire other companies, pay dividends, and the use of proceeds from the sale of assets. The Company must maintain certain current asset and debt to equity ratios. In addition, the Company must meet certain coverage tests related to interest and cash flow.

     Payments on principal of long-term debt outstanding, as of December 31, 1995, required are as follows (dollars in thousands):

                             1996          $ 4,029
                             1997           44,488
                             1998               72
                             1999               78
                             2000               28
                                           -------
                                           $48,695
                                           =======

     These payments may be adjusted based on the Company's proceeds from asset sales and "excess cash flow" as defined in the Credit Agreement.

     Interest expense for the nine months ended September 30, 1993 includes $150 thousand of interest on BH Acquisition debt. This interest expense is reflected in the Company's historical cost financial statements because the Company was obligated to repay the debt. In addition, interest expense for that nine month period reflects $99 thousand on $7.3 million loaned to the Company by BH Acquisition.

10. INTEREST RATE CAP AGREEMENT:

     The Company has a two-year 6% interest rate cap agreement with NationsBank in the notional amount of $12 million for the purpose of hedging against increases in interest rates on its bank debt. The agreement, dated April 22, 1994 provides for a quarterly determination of the amount by which the three-month LIBOR rates exceed 6%. If the three-month LIBOR rate exceeds 6%, a payment will be made to the Company three months in arrears. Payments of $19 thousand were made to the Company under this agreement in 1995. The cost of the agreement to the Company was $139 thousand which is being amortized over the life of the agreement.


11. LEASE PAYMENTS:

     The following is a schedule by year of future minimum lease payments under capital and non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1995 (dollars in thousands):

                                                        CAPITAL         OPERATING
                                                        -------         ---------
1996 ..........................................          $  702          $  757
1997 ..........................................           2,041             576
1998 ..........................................              63             502
1999 ..........................................              63             486
2000 ..........................................              21              40
Later Years ...................................            --              --
                                                         ------          ------
Total minimum lease payments ..................          $2,890          $2,361
                                                         ------          ======
Amount representing interest ..................             382
                                                         ------
Present value of future minimum
  lease payments (including current
  portion of $519) ............................          $2,508
                                                         ======

     Rental expense for premises and machinery and equipment leased by the Company under operating leases was as follows (dollars in thousands):

                                                  COMPANY                PREDECESSOR
                                  -----------------------------------   --------------
                                      YEARS ENDED        THREE MONTHS    NINE MONTHS
                                      DECEMBER 31,       DECEMBER 31,   SEPTEMBER 30,
                                  1995          1994         1993           1993
                                  ------------------         ----           ----
Premises ...............          $532          $573          $ 86          $562
Machinery ..............          $104          $151          $115          $349


12. FINANCIAL INSTRUMENTS:

     The Company's financial instruments are comprised of cash, cash equivalents, accounts receivable, debt and Series B Preferred Stock and the interest rate cap agreement. The carrying amounts of cash, cash equivalents and accounts receivable approximate fair values due to the short-term maturity of the instruments. It was not practicable to obtain an estimate of the fair value of the Company's outstanding debt obligations or Series B Preferred Stock.

13. PENSION PLAN:

     The Company sponsors a defined benefit plan which requires no contribution from the employees. The plan was frozen as of December 31, 1994, and no new employees are eligible to join this plan after that date. Prior to December 31, 1994, the Plan covered substantially all employees. The employees covered under this plan do not receive any additional accruals for service rendered after December 31, 1994. Plan assets consist principally of common stocks, U.S. Government and corporate obligations.

     Net periodic pension cost of the pension plan was as follows (dollars in thousands):

                                                        COMPANY               PREDECESSOR
                                       -----------------------------------   -------------
                                           YEARS ENDED        THREE MONTHS    NINE MONTHS
                                           DECEMBER 31,        DECEMBER 31,  SEPTEMBER 30,
                                         1995         1994         1993          1993
                                       --------------------      -------       -------
Service cost on benefits earned
  during the year ................     $  --        $   338      $    16       $   164
Interest cost on projected benefit
  obligations ....................       1,455        1,354           65           674
Actual return on plan assets .....      (3,558)         (67)         (18)         (186)
Amortization, net ................       2,271       (1,013)        --           --
                                       -------      -------      -------       -------
  Net periodic pension costs .....     $   168      $   612      $    63       $   652
                                       =======      =======      =======       =======

     The benefits under the plans are determined based on formulas which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension costs. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA.

     During 1995, the Danfield pension plan was merged into the Company's plan. The Danfield plan, which was also frozen as of December 31, 1994, was overfunded in the amount of $611 thousand as of that date.

     As of December 31, 1994, as required by the purchase method of accounting, a liability was recorded reflecting the excess of the Company's projected benefit obligation measured at an 8.5% discount rate over the fair value of plan assets.

     The following table sets forth information on the plan as of December 31 (dollars in thousands):

                                                     1995          1994         1993
                                                     ----          ----         ----
Actuarial present value of benefit obligations
  Vested .....................................     $ 19,352      $ 15,644     $ 26,293
                                                   ========      ========     ========
  Accumulated ................................     $ 19,407      $ 16,370     $ 26,370
                                                   ========      ========     ========
  Projected ..................................     $ 19,407      $ 16,370     $ 27,150
Fair value of plan assets ....................       17,202        11,713       21,592
                                                   --------      --------     --------
Unfunded projected benefit obligation ........        2,205         4,657        5,558
Unrecognized gain ............................         (583)         --           --
                                                   --------      --------     --------
Accrued pension cost .........................     $  2,788      $  4,657     $  5,558
                                                   ========      ========     ========

Assumptions used in measuring the pension obligation at December 31 were:

                                                    1995        1994        1993
                                                    ----        ----        ----
Weighted average discount rate                       7.5%        8.5%       7.5%
Rate of increase of compensation levels              N/A         5.0%       5.0%
Expected long-term rate of return on assets          9.5%        9.5%       9.0%


     In addition to its liability for the Company sponsored plan, the Company also had an additional pension liability in the amount of $3.6 million as of December 31, 1995 in connection with a terminated multi-employer plan.

14. OTHER POST-RETIREMENT BENEFITS:

     The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Predecessor adopted, effective January 1, 1993, SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," whereby the cost of post-retirement benefits are accrued during employees' working careers. These costs were previously recognized by Predecessor as a charge to income in the period the benefits were paid. The plan is not funded. The Company's policy is to pay the cost of benefits as incurred.

     Certain benefits are available to full-time employees who were over age 30, as of January 1, 1992, provided such employees work for the Company for 25 years and reach certain ages, but not less than age 55. Employees hired after January 1, 1993 will not be eligible to receive benefits under this Plan.

     In its historical financial statements, the Predecessor elected to amortize the January 1, 1993 obligation over a 20 year period. As of October 1, 1993, as required by the purchase method of accounting, the liability as of that date was recorded in the Company's consolidated financial statements

     The present value of the postretirement benefit accrual at December 31, 1995 and 1994 measured in accordance with the standard at a 7.5% and 8.5% discount rate, respectively, is estimated as follows (dollars in thousands):

                                             1995       1994
                                             ----       ----
Retirees ..............................     $3,388     $3,279
Fully eligible active plan participants        647        557
Other active participants .............        769        479
                                            ------     ------
  Subtotal ............................      4,804      4,315
Unrecognized net loss .................        555       --
                                            ------     ------
                                            $4,249     $4,315
                                            ======     ======

     An 8.5% discount rate was used to measure expense for the year ended December 31, 1995. A 7.5% discount rate was used to measure expense for the year ended December 31, 1994 and the three month period ended December 31, 1993. The assumed discount rate was 8.5% at January 1, 1993 for purposes of determining the Predecessor's 1993 net postretirement benefit expense and for determining the accumulated postretirement benefit obligation at January 1, 1993.

                                                              COMPANY                 PREDECESSOR
                                               ------------------------------------  -------------
                                                  YEARS ENDED          THREE MONTHS   NINE MONTHS
                                                  DECEMBER 31,         DECEMBER 31,  SEPTEMBER 30,
                                               1995          1994          1993          1993
                                               ------------------          ----          ----
Service Cost ........................          $ 33          $ 32          $ 14          $ 33
Interest Cost .......................           367           352            81           243
Amortization of Transition Obligation           --            --            --            147
                                               ----          ----          ----          ----
                                               $400          $384          $ 95          $423
                                               ====          ====          ====          ====

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1995 was 11% for 1995, decreasing gradually to 5.5% by the year 2005. A one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $72 thousand and the sum of service costs and interest costs on an annual basis by $6 thousand.

15.  STOCKHOLDERS' EQUITY:
     COMMON STOCK

     Each share of Common Stock is entitled to one vote per share. As of December 31, 1995 there were 20,000,000 shares of Common Stock authorized and 7,409,282 shares outstanding. Payment of dividends on the common stock are prohibited under the current terms of the Company's bank credit facility.

     PREFERRED STOCK
     Each share of Series B Preferred Stock is entitled to one vote per share. As of December 31, 1995 there were 20,805,060 shares of Series B Preferred Stock authorized and outstanding. The Series B Preferred Stock is entitled to a preference on liquidation equal to $1 per share plus accrued and unpaid dividends at the rate of $.06 per annum per share.

     Twenty percent of the shares of Series B Preferred Stock amounting to approximately $4.2 million are scheduled to be redeemed by the Company from funds legally available therefore, on March 15th of each year commencing in 1995 and ending in 1999. Such shares may also be redeemed at any time at the Company's option.

     Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. Both the preferred stock redemptions and the quarterly dividend payments are subject to approval of the banks participating in the Company's credit facility. The Company was notified as of March 15, 1995 that the banks declined approval of the dividend and redemption payments and no such payments have been made. As a result, additional dividends will accrue on the scheduled but unpaid dividends at a rate of 6% per annum. Dividends in arrears as of December 31, 1995 and 1994 were $1,374,000 and $92,000 respectively. Because of its holdings of both Common and Preferred stock, Noel has approximately 76.3% of the vote with respect to the Company's capital stock.

16. EXCHANGE OF PREFERRED STOCK:

     On November 14, 1994, the Board of Directors adopted the 1994 Voluntary Recapitalization Plan (as subsequently amended, the "Plan") pursuant to which the Company offered its preferred stockholders the right to exchange up to 50% of their outstanding shares of Series B Preferred Stock (and all accrued but unpaid dividends thereon through December 4, 1994) for shares of Common Stock of the Company on the basis of one share of common stock for each ten dollars face amount of Series B Preferred Stock. The Company also allowed the preferred stockholders to exchange the accrued but unpaid dividends on their unexchanged shares of Series B Preferred Stock and their shares of Series A Preferred Stock for shares of Common Stock of the Company on the same basis.

     Pursuant to the Plan, the preferred stockholders exchanged an aggregate sum of 19,694,940 shares of Series B Preferred Stock (representing approximately 49% of the then issued and outstanding shares of Series B Preferred Stock) and all of the accrued but unpaid dividends on the Series A and Series B Preferred Stock through December 4, 1994, for 2,303,032 shares of Common Stock. The difference between the carrying value of preferred stock and accrued dividends exchanged, $23.0 million, and the fair value of the common stock issued, $18.9 million, has been recorded as a gain on redemption of preferred stock which is accounted for as a negative preferred stock dividend in the amount of $4.1 million.

     In addition, Noel, formerly the holder of all of the issued and outstanding shares of Series A Preferred Stock of the Company, exercised its right under the Company's charter to convert all of its Series A Preferred Stock into shares of Series B Preferred Stock on the basis of 100,000 Series B preferred shares for each share of Series A Preferred Stock surrendered for conversion. After giving effect to the Plan and the Series A Conversion, there remain 20,805,060 shares of Series B Preferred Stock issued and outstanding.

     On December 13, 1994, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 13,542,404 shares to 20,000,000 shares and to grant to all holders of capital stock, irrespective of class or series, one vote per share on all matters on which stockholders are entitled to vote. Formerly, only the holders of preferred stock were entitled to vote.

17.  UNSTAPLING OF COMMON STOCK:

     On February 28, 1994, Noel distributed 3,542,404 shares of the Company's Series A Common Stock to Noel shareholders at a ratio of 0.175434 shares of Series A Common Stock for each share of common stock of Noel. During the period from February 28, 1994 to December 14, 1994, the shares of Series A Common Stock of the Company traded stapled to the shares of common stock of Noel, i.e., no separate stock certificates representing shares of Series A Common Stock were issued and the certificates representing shares of Noel's common stock were deemed to evidence ownership of the Series A Common Stock of the Company. The Company also sold shares of Series B Common Stock during that period of time to certain management employees and their affiliates, which shares are represented by separate stock certificates.

     On December 15, 1994, shares of Series A Common Stock of the Company ceased to be stapled to the shares of Noel (the "Unstapling Date"). On the Unstapling Date, all authorized shares of Series A and Series B Common Stock of the Company were automatically reclassified as shares of Common Stock without series to create a single class of Common Stock. The Company has delivered stock certificates representing shares of Common Stock of the Company, and cash in lieu of fractional shares thereof, to the holders of record of its Series A Common Stock as of December 5, 1994. The certificates representing shares of Series B Common Stock are deemed to represent the same number of shares of Common Stock of the Company. Holders of Series B Common Stock have the right, but are not required, to exchange their certificates for new certificates representing shares of Common Stock of the Company.

     The Company's Common Stock commenced trading independently on the Unstapling Date on the NASDAQ Small-Cap Market and on February 15, 1995, delisted from the NASDAQ and began trading on the New York Stock Exchange under the symbol BHY.

18. ACQUISITION RELATED RESTRUCTURING CHARGE:

     The accompanying Predecessor consolidated financial statements for the nine months ended September 30, 1993, include a restructuring charge of $18.5 million. This restructuring was directly related to the acquisition. The principal components of the charge were (dollars in thousands):

            Severance                                       $ 7,283
            Write down of real estate investments             7,329
            Acquisition  related fees and expenses            1,841
            Other write  downs of assets to be disposed       1,382
            Other                                               713
                                                            -------
                                                            $18,548
                                                            =======

     The write down of real estate investments represents the difference between their estimated short term cash liquidation value and their estimated long-term realizable value. The charges reflect new management's intention to dispose of these investments.

     The accompanying financial statements for the nine months ended September 30, 1993 also include a $4.6 million provision for environmental liabilities which was included in selling, general and administrative expenses.

19.  INCOME TAXES:

     Effective January 1, 1993, the Predecessor adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of adopting the new standard was to increase deferred income tax liabilities by $200 thousand as of January 1, 1993, which amount is reflected in the tax provision for the nine months ended September 30, 1993.

     The income (loss) before income taxes are for the periods 1995, 1994 and 1993 are substantially all domestic in origin.

     The components of the income tax provision or benefit are (dollars in thousands):

CONTINUING OPERATIONS                                        COMPANY                 PREDECESSOR
---------------------                          ----------------------------------    -------------
                                                   YEARS ENDED       THREE MONTHS    NINE MONTHS
                                                   DECEMBER 31,       DECEMBER 31,   SEPTEMBER 30,
                                                 1995         1994        1993           1993
                                               --------------------     -------        -------
Cumulative effect of adopting SFAS No. 109     $  --        $  --       $  --          $   200
Current provision (benefit)                        360        1,288        (165)        (1,168)
Deferred provision (benefit)                      (674)         825         770         (6,949)
                                               -------      -------     -------        -------
                                               $  (314)     $ 2,113     $   605        $(7,917)
                                               =======      =======     =======        =======

DISCONTINUED OPERATIONS                          COMPANY               PREDECESSOR
-----------------------          -----------------------------------   -------------
                                      YEARS ENDED       THREE MONTHS   NINE MONTHS
                                      DECEMBER 31,      DECEMBER 31,   SEPTEMBER 30,
                                   1995         1994        1993            1993
                                 --------------------     -------         -------
Current provision                $     2      $   260     $   228         $   307
Deferred provision (benefit)      (6,642)         836         201           424
                                 -------      -------     -------         -------
                                 $(6,640)     $ 1,096     $   429         $   731
                                 =======      =======     =======         =======


     The Company's tax provision or benefit differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

CONTINUING OPERATIONS                                    COMPANY                PREDECESSOR
---------------------                    ----------------------------------     -------------
                                             YEARS ENDED       THREE MONTHS     NINE MONTHS
                                             DECEMBER 31,       DECEMBER 31,    SEPTEMBER 30,
                                           1995         1994        1993            1993
                                         --------------------     -------         -------
Federal provision at 34%                 $(7,435)     $ 1,416     $   503         $(9,196)
State and local provision, net               242          317         (16)            386
Non-deductible restructuring charges        --           --          --               668
Cumulative effect of SFAS No. 109           --           --          --               200
Amortization/write-off of goodwill         6,847          333          84            --
Other, net                                    32           47          34              25
                                         -------      -------     -------         -------
                                         $  (314)     $ 2,113     $   605         $(7,917)
                                         =======      =======     =======         =======

DISCONTINUED OPERATIONS                            COMPANY                PREDECESSOR
-----------------------            ----------------------------------    -------------
                                        YEARS ENDED      THREE MONTHS     NINE MONTHS
                                        DECEMBER 31,     DECEMBER 31,    SEPTEMBER 30,
                                     1995         1994        1993            1993
                                   --------------------     -------         -------
Federal provision at 34%           $(8,378)     $   873     $   401         $   482
Foreign loss (income)                   30            9         (47)            151
State and local provision, net        (755)         147          57              98
Amortization of goodwill             2,463           67          18            --
                                   -------      -------     -------         -------
                                   $(6,640)     $ 1,096     $   429         $   731
                                   =======      =======     =======         =======

     The income tax benefit applicable to discontinued operations as of December 31, 1995 (in thousand of dollars) consisted of $6,603 from loss on disposal and $37 from loss from operations.

     At December 31, 1995 and 1994, the components of the net deferred tax asset are (dollars in thousands):

                                                              1995         1994
                                                              ----         ----
Loss on discontinued operations                             $ 6,658      $  --
Book value of fixed assets over tax basis                    (6,893)      (8,966)
Pension liability                                             2,533        2,659
Other post-retirement benefit liability                       1,839        1,787
Environmental liabilities                                     2,192        2,164
Operating loss carryforwards                                  1,271          789
Estimated value of assets held for sales over tax basis        --            112
Other,  net                                                   2,228        4,104
                                                            -------      -------
                                                            $ 9,828      $ 2,649
                                                            =======      =======

     The Company was a member of the Noel Group, Inc.'s consolidated tax group for the period of October 30, 1993 through June 30, 1994. For the nine months ended September 30, 1993 and for all periods subsequent to June 30, 1994, the Company filed its own consolidated tax return.

     Net operating losses (NOL) of $2.6 million and $500 thousand were generated for the periods of July 1, 1994 through December 31, 1994 and for the calendar year 1995, respectively. The $2.6 million NOL is available to offset future taxable income while the $500 thousand can offset both prior and future taxable income.

     The Federal income tax receivable of $787 thousand consists of $112 thousand which represents a carryback of losses and $675 thousand representing payments to the Internal Revenue Service for future liabilities.

     Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 1995 will be realized.

20.  EARNINGS PER COMMON SHARE:

     Earnings per common share for the Company have been presented as earnings from continuing operations, earnings from discontinued operations, and earnings resulting from the exchange of Preferred Stock (See Note 16). Earnings per share from continuing operations have been calculated as net income from continuing operations after preferred dividend requirements divided by weighted average common shares outstanding during the period. Earnings per common share from discontinued operations have been calculated as income (loss) from discontinued operations plus net loss on disposition of discontinued operations divided by the weighted average number of common shares outstanding. Earnings per common share from the gain on preferred redemption have been calculated as the gain on preferred redemption divided by the weighted average number of common shares outstanding during the period.

21.  INDUSTRY SEGMENT DATA:

     The Company operates in two principal segments, Industrial Products and Consumer Products. Industrial involves the production and marketing of industrial threads and yarns used in industrial applications. Consumer is involved in the distribution of buttons, notions, braids and yarns to major retail chains and outlets and specialty threads marketed primarily to the wholesale bedding and embroidery market and dental floss. Consumer thread operations, other than dental floss, are conducted principally through operations acquired in 1994 and 1995 (Danfield and Culver, respectively). The 1994 and 1993 segment data has been restated to conform to the 1995 segment classifications.

     Button sales are made predominantly to retailers, general merchandisers and specialty hobby and craft stores. Thread sales are made to manufacturers and jobbers. Almost all of the Company's Button and Thread customers are located in the United States. The Company grants credit and performs periodic credit evaluations of its customers' financial conditions. (Dollars in thousands).


                                                         COMPANY                    PREDECESSOR
                                       --------------------------------------      -------------
                                              YEARS ENDED        THREE MONTHS       NINE MONTHS
                                             DECEMBER 31,         DECEMBER 31,     SEPTEMBER 30,
                                          1995          1994          1993             1993
                                        ----------------------      --------         --------
SALES:
Industrial                              $ 45,081      $ 46,600      $ 11,893         $ 35,136
Consumer Products                         43,573        30,167         6,085           22,630
                                        --------      --------      --------         --------
Net Sales                               $ 88,654      $ 76,767      $ 17,978         $ 57,766
                                        ========      ========      ========         ========


DEPRECIATION AND AMORTIZATION:

Industrial                              $  2,302      $  1,837      $    890         $    765
Consumer Products                            849           290            40              177
Corporate                                    127           124             6              353
                                        --------      --------      --------         --------
Total depreciation and amortization     $  3,278      $  2,251      $    936         $  1,295
                                        ========      ========      ========         ========
OPERATING PROFIT:
Industrial                              $(24,011)     $  5,296      $  1,619         $  5,234
Consumer Products                          9,126         7,122         1,937              779
General corporate expenses, net           (2,982)       (5,033)       (1,148)         (30,348)
Interest expense                          (4,000)       (3,245)         (864)          (2,136)
                                        --------      --------      --------         --------
Income before Federal income taxes      $(21,867)     $  4,140      $  1,544         $(26,471)
                                        ========      ========      ========         ========
CAPITAL EXPENDITURES:
Industrial                              $  3,254      $  2,364      $    629         $    538
Consumer Products                            527           465           135               49
Corporate                                     39           788          --                257
                                        --------      --------      --------         --------
                                        $  3,820      $  3,617      $    764         $    844
                                        ========      ========      ========         ========


                                         DECEMBER 31,      DECEMBER 31,
                                             1995              1994
                                         ------------      ------------
          IDENTIFIABLE ASSETS:
          Industrial ............          $ 45,358          $ 61,337
          Consumer Products .....            36,059            30,994
          Corporate .............            12,707             7,072
          Discontinued Operations              --              29,049
                                           --------          --------
          Total Assets ..........          $ 94,124          $128,452
                                           ========          ========




22.  COMMITMENT AND CONTINGENCIES:

     Although there can be no assurances, based on information currently available, the Company does not believe that the outcome of all known or threatened litigation and other claims will have a material adverse effect on the Company's financial condition, liquidity or operating results.

23.  RELATED PARTY TRANSACTION:

     A director of the Company who is also a managing director of the Company's majority stockholder was engaged by the Company as a financial consultant in February 1996 at an annual rate of $100,000. The agreement also provided for 200,000 stock options exercisable over a twelve-month period at fair market value as of the date of grant.

24.  QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

QUARTER ENDED                                    DECEMBER 31,     SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                     1995             1995            1995             1995
                                                  --------         --------        --------         --------
Net sales                                         $ 22,885         $ 20,612         $ 21,844        $ 23,313
Cost of sales                                       18,418           15,212           15,970          16,305
                                                  --------         --------        --------         --------
Gross margin                                      $  4,467         $  5,400         $  5,874        $  7,008
                                                  ========         ========         ========        ========
Income (loss) from continuing operations          $(23,749)        $    151         $    166        $    597
Income (loss) from discontinued operations         (18,377)             (49)             128             298
                                                  --------         --------        --------         --------
Income (loss) applicable to common stock          $(42,126)        $    102         $    294        $    895
                                                  ========         ========         ========        ========
Income (loss) per common share:
Continuing operations                             $  (3.21)        $    .02        $    .02         $    .08
Discontinued operations                              (2.48)            (.01)            .02              .04
                                                  --------         --------        --------         --------
    Total                                         $  (5.69)        $    .01        $    .04         $    .12
                                                  ========         ========        ========         ========

QUARTER ENDED                                    DECEMBER 31,     SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                     1994             1994            1994             1994
                                                  --------         --------        --------         --------
Net sales                                         $ 21,287         $ 20,356         $ 17,622        $ 17,502
Cost of sales                                       16,704           14,337           11,337          11,665
                                                  --------         --------        --------         --------
Gross margin                                      $  4,583         $  6,019         $  6,285        $  5,837
                                                  ========         ========         ========        ========
Income (loss) from continuing operations          $   (581)        $    (17)        $    297        $    (14)
Income (loss) from discontinued operations             730              315              288             164
Gain on preferred stock redemption                   4,099             --               --              --
                                                  --------         --------        --------         --------
Income applicable to common stock                 $  4,248         $    298         $    585        $    150
                                                  ========         ========         ========        ========
Income (loss) per common share:
  Operating income                                $   (.10)        $   --           $    .06        $   --
  Gain on preferred stock redemption                   .71             --              --               --
                                                  --------         --------        ---------        --------
                                                       .61             --                .06            --
  Discontinued operations                              .12              .06              .05             .03
                                                  --------         --------        --------         --------
    Total                                         $    .73         $    .06         $    .11        $    .03
                                                  ========         ========        ========         ========



          SEASONALITY
          -----------
               Although there is no pronounced seasonality in demand for the Company's products, typically the second quarter is the Company's best in terms of profitability. In the third quarter, plants are closed for the first week of July for normal maintenance. All but one plant generally close for a week between Christmas and the New Year during the fourth quarter. Results can also be adversely affected by regional weather, as they were in 1994 at Thread's Northeast facilities.

          1995
          ----
               Results for the fourth quarter of 1995 were negatively impacted by the $6.4 million impairment charge, the $17.4 million goodwill write off, the $1.2 million of other related charges and the $18.4 million loss from discontinued operations. In addition, during each quarter of 1995, the Thread division experienced higher than historical levels of manufacturing inefficiencies due to higher raw material costs, the effects of the consolidation and relocation of facilities that occurred in 1994 and implementation issues related to the new management information system. Results of operations for 1995 also include the effects of the acquisition of Culver Textile Company, Inc. as of August 31, 1995.

          1994
          ----
               Results for each of the quarters in 1994 were affected by unusual or nonrecurring events. Poor winter weather reduced production and shipments at the Company's Connecticut facilities which reduced first quarter results.

               The button division had completed the closing of its Carlstadt and Kansas City facilities by the end of the first quarter, thereby reducing costs in the second, third and fourth quarters.

               Danfield was acquired on June 30, 1994 and contributed sales of $4.5 million in each of THE third and fourth quarters. Danfield contributed $.2 million and $.8 million to income before interest and taxes in the third and fourth quarters, respectively.

               A number of changes in the Thread division adversely affected results in the third AND fourth quarters. The division experienced delays in production and ability to ship to customers due to implementation of a new management information system; transfer of production from its Putnam, Connecticut facility (now closed) to other Company facilities; closing of the Atlanta warehouse; and the relocation of the customer service department from Atlanta to Hendersonville. The division experienced higher raw material and freight costs as well as greater manufacturing inefficiencies during this period. These expenses were particularly pronounced in the fourth quarter.

               Earnings per share for the year 1994 does not equal the sum of the 1994 quarterly earnings per share because of the preferred stock conversion on December 15, 1994 and the resultant effect on fourth quarter weighted average common shares outstanding.

25.  OTHER:


     The Company has approximately 1,192 employees, of whom approximately 31 are sales and marketing personnel and the balance are employed in its mills and offices. Approximately 142 employees are covered by three collective bargaining agreements with labor unions two of which expire within the next twelve months. The Company believes relations with its employees are satisfactory.

26.  PREDECESSOR CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY:

                                          COMMON STOCK                              MINIMUM     PARENT      TREASURY STOCK
                                             ISSUED           CAPITAL     RETAINED  PENSION    COMPANY      --------------
                                       SHARES      AMOUNT     SURPLUS     EARNINGS  IABILITY     DEBT     SHARES        COST
                                       ------      ------     -------     --------  -------      ----     -----         ----
Balances as of December 31, 1992     3,605,113   $   3,605   $  14,470   $  57,153      --        --     1,683,531    $ 28,040

Net loss for the period
ended September 30, 1993                                                   (17,424)

Acquisition of Treasury Stock                                                                                              (52)

Issuance of stock in connection
with employer compensation plan                                      3                                       1,629          96

Issuance of stock in
connection with stock option plan                                  (11)                                    (52,550)       (868)

Recording of parent company debt                                                               $(6,461)

Recording of minimum pension
liability as required by FASB #87                                                    $(3,953)

Cash dividend $.32 per share                                                  (928)

                                     ---------   ---------   ---------   ---------   -------   -------   ---------    --------
Balances September 30, 1993          3,605,113   $   3,605   $  14,462   $  38,801   $(3,953)  $(6,461)  1,632,610    $ 27,216
                   === ====          =========   =========   =========   =========   =======   =======   =========    ========

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELDING HEMINWAY COMPANY, INC.


                                             By: /s/ Edward F. Cooke
                                             ___________________________________
                                              Edward F. Cooke, Vice President
                                                and Chief Accounting Officer



Date:  February 25, 1997