Form 10-K405
period 1996-12-31
BELDING HEMINWAY CO INC /DE/
filed 1997-03-14
CIK 11027

                             SECURITIES AND EXCHANGE
                                   COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996 Commission file number: 1-3462

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                          on which registered
          -------------------                          -------------------
Common Stock, par value $0.01 per share              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes__ No X

         As of March 12, 1997, 7,388,282 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $9,625,000. This figure was calculated on the basis of the closing price of a share of common stock of Registrant on the New York Stock Exchange on March 12, 1997. As used herein, non-affiliates means all stockholders of Registrant other than executive officers, directors and 5% shareholders.

         The information required by Part III of Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with its annual meeting scheduled for April 22, 1997.

         This Annual Report on Form 10-K (the "Annual Report") contains statements which constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


PART I

ITEM 1. BUSINESS OF THE COMPANY

         The Company and its subsidiaries manufacture and market industrial sewing threads and distribute a line of home sewing and craft products, principally buttons. The Company currently operates in two industry segments:
Industrial Products and Consumer Products. Industrial products are principally sewing threads used in industrial applications. Consumer products are principally sewing threads and buttons used in consumer product applications. For additional information on Industry Segments, see "Note 19 of the Company's Consolidated Financial Statements".

         The Company was the surviving corporation in a merger (the "Merger") with BH Acquisition Corporation, a Delaware corporation wholly-owned by Noel Group, Inc. ("Noel"). The Merger, completed on October 29, 1993, was the second step of a transaction pursuant to which Noel acquired the entire equity interest in the Company. References herein to the "Predecessor" shall be deemed to refer to the Company, as it existed prior to October 1, 1993. The Company's principal executive offices are located in 17,000 square feet of leased premises at 1430 Broadway, New York, New York and its telephone number is 212-556-4700.

         On December 12, 1996, the Company entered into an agreement, subject to shareholder approval and other contingencies, to sell the assets of the Thread division to Hicking Pentecost PLC ("HP") for $54.9 million plus the assumption of certain liabilities, subject to adjustment (the "Sale Agreement"). The Sale Agreement is subject to shareholder vote at a special meeting of shareholders to be held on March 26, 1997. The material terms of the Sale Agreement are described in and are incorporated by reference from the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 3, 1997, in connection with the Sale Agreement, under the caption entitled "The Sale Transaction - Terms of the Sale Agreement"; the pertinent provisions of that proxy statement are attached to this report as exhibit 10.31 (the "Incorporated Materials").

THREAD DIVISION

         The business of the Company's Thread division is conducted through various subsidiaries, including a wholly-owned subsidiary, The Belding Thread Group, LLC, a Connecticut limited liability company ("BTG"), which was formed through the transfer of the net assets of the Belding Corticelli Thread Company, a division of the Company ("BCTC"), and the Heminway & Bartlett Manufacturing Company, a wholly-owned subsidiary of the Company ("H&B"). The Thread division also includes the business of Danfield Threads, Inc. ("Danfield") which was acquired in June 1994 and Culver International, Inc. and

Culver Textile Corp. (together, "Culver") which was acquired in August 1995. Danfield and Culver were merged in August 1996 with Danfield continuing as the surviving corporation. Danfield's and Culver's main products are specialty threads marketed primarily to the wholesale bedding and embroidery market.

         Products. The Thread division manufactures and markets industrial thread and special engineered yarn used in non-sewing products. The products are generally made of synthetic materials such as nylon, polyester, and other specialty fibers. The Thread division's manufacturing and packaging operation, where filaments are twisted, dyed, bonded, wound onto bobbins and packaged, are conducted at the four plants located in the eastern United States, as more particularly described below.

         The Thread division's sewing threads are targeted to niche markets, characterized by demanding sewing conditions. The Thread division is distinguished from many of its competitors in that its manufacturing systems are sufficiently flexible to produce relatively small lots in a wide range of custom sizes, colors and packages.

         Filament synthetic sewing threads are marketed by the Company to a number of industries, including automotive, apparel (specialty applications), mattress and bedding, footwear recreational products, athletic equipment and furniture. Special engineered yarn is marketed by the Company to manufacturers of wire, telecommunications cable, fibre optics, aircraft harnesses, and dental hygiene products. The Thread division does not compete in the commodity thread market (generally polyester/cotton) principally used by the apparel industry.

         Competitive Factors. The industry in which the Thread division operates is highly competitive and management believes that competition in this industry is based primarily upon service, quality and pricing of products. The Thread division competes with many manufacturers and/or distributors of industrial threads, some of which have substantially greater assets and financial resources and more extensive international operations than the Company.

         Substantially all the materials used in the Thread division's production processes are commodity items. The raw materials for thread production include synthetic materials such as nylon, polyester and other specialty fibers, all of which are obtained in the unfinished and undyed state. The raw materials are purchased directly from various suppliers and are generally purchased from multiple sources. Management believes that raw materials are in ready supply.

         The bulk of the Thread division's revenues are derived in the United States. In 1996, approximately 2.5% of revenues related to export sales of threads. Inventory levels in the Thread division remain relatively constant throughout the year. Policies related to the return of products and payment terms are in accordance with industry standards.

         Research, Development and Engineering. The Thread division maintains a research and development staff of six, which focuses on the development of products, processes and finishes. In addition, one full-time engineer oversees machinery development projects. The Company's expenditures in product research and development and process engineering during each of the last three fiscal years totaled approximately 1% of the Company's sales.

         Employees; Labor Relations. The Thread division has approximately 680 employees. None of the employees of the Thread division are represented by collective bargaining agreements and the Company believes relations with its employees are satisfactory.

         Facilities. The Thread division is headquartered in Charlotte, North Carolina and its customer service group is based in Hendersonville, North Carolina. The following table describes each of the facilities currently operated by the Thread division:

Location                    Size (Sq. Ft.)    Owned/                   Purpose
--------                    --------------    Leased                   -------
                                              ------
Watertown, CT                  196,000        Owned         Twisting, finishing and winding of
                                                            synthetic industrial sewing thread and
                                                            braids. Bobbin winding.
Hendersonville, NC             104,000        Owned         Twisting, finishing and winding of
                                                            nylon monocord thread and other synthetic
                                                            thread. Bobbin winding. R&D and engineering
                                                            center. Customer service.
Winsted, CT                     97,000        Owned         Twisting, finishing and winding of
                                                            nylon and polyester thread. Bobbin
                                                            manufacturing.
Bronx, NY                       30,000        Owned         Winding of nylon and polyester threads
                                                            and bobbins.
Hendersonville, NC              11,000        Leased        Distribution

Ft. Worth, TX                    7,200        Leased        Distribution

Ontario, CA                      3,000        Leased        Distribution

Tupelo, MS                       3,000        Leased        Distribution

Charlotte, NC                    5,300        Leased        Divisional headquarters

Fairview, NJ                     1,500        Leased        Sales office


         The Thread division also owns the following four facilities, no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 48,000 square feet are leased to unrelated third parties; a 160,000 square foot former production facility at North Grosvenordale, Connecticut; a 120,000 square foot former production and dye house facility in Putnam, Connecticut; a 49,000 square foot former Culver production facility in West New York, New Jersey. Under the terms of the Sale Agreement, if the Sale is consummated, the Company will transfer the above operating properties to HP and continue to hold the four non operating facilities and any liabilities related thereto. See, "The Sale Transaction - Terms of the Sale Agreement" in the Incorporated Materials.

BUTTON DIVISION

         The Company's button business is conducted through the Blumenthal/Lansing Company, which was formed from the merger of B. Blumenthal & Co., Inc., a wholly-owned subsidiary of the Company, and Lansing Company, Blumenthal's wholly-owned subsidiary. The corporate name was changed to Blumenthal/Lansing Company on January 1, 1995.

         Products. The Button division packages and distributes an extensive variety of buttons for home sewing and crafts to mass merchandisers, specialty chains, and independent retailers and wholesalers throughout the United States. Buttons and buckles, sold under the La Mode (R) and Le Chic (R) registered trademarks and the Le Bouton, La Petite, Classic and Boutique brand names, are available in thousands of styles, colors, materials and sizes to meet every consumer need. The Button division also produces and distributes private-label lines for some of the nation's best-known retailers. The Button division also markets complimentary product lines, including appliques, craft kits and fashion and jewelry accessories to its home sewing and craft customers.

         Markets. The Button division's products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement, and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating, and garment manufacturing on a small scale and done by dressmakers and other cottage industry consumers. The market is served by large fabric specialty chains, mass merchandisers (such as Wal-Mart), local and regional fabric specialty chains of 4 to 25 stores, independent fabric stores, notions wholesalers, and craft stores and chains.

         Product Sourcing, Distribution and Sales. The button lines are sourced from more than 75 button manufacturers around the world, with most buttons coming from the traditional markets of Holland, Italy, and the Orient. Button manufacturers specialize in different materials (plastic, wood, glass, leather, metal, jewel, pearl, etc.) and have varying approaches to fashion, coloration, finishing, and other factors.

         All imported and domestically purchased buttons are shipped to the Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal/Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin, and care instructions. The Button division also blister-packages and shrink-wraps some products. Shipments are made primarily to individual stores with a small percentage to warehouse locations.

         The Button division's accounts include major fabric specialty chains, most mass merchandisers carrying buttons, most regional fabric specialty chains and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service for hundreds to thousands of locations nationwide. The Button division enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 20 years. Although the Button division has more than 1,000 accounts, its sales are highly concentrated and the loss of one or more of its large customers would have a material adverse effect on the Button division. Due to the large account nature of its customer base, most customer contact is coordinated by management; additional sales coverage is provided by regional sales managers. Certain retailers are serviced by independent representatives and representative organizations.

         Competitive Factors. The retail button market is served by several competitors. The Company competes primarily with JHB International and Streamline Industries, Inc., which are full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. Management believes that the principal bases for competition are product innovation, range of selection, brand names, price, display techniques and speed of distribution.

         Management believes that retail button distribution depends on trends in the home-sewing market, which management believes is mature. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings.

         The bulk of the Button division's revenues are derived in the United States. In 1996, less than 1% of revenues related to export sales. Inventory levels remain relatively constant throughout the year. The

Button division's policies related to merchandise return and payment terms are in accordance with industry standards.

         Employees; Labor Relations . The Button division has approximately 165 employees, two of whom are covered by a collective bargaining agreement with the United Auto Workers which expires on May 31, 1997. Management believes relations with both the non-union and unionized employees are satisfactory.

         Properties. The Button division operates from a 104,000 square foot packaging and distribution facility located in Lansing, Iowa which is owned by the Company. Divisional management, sales and marketing, product development, fashion and purchasing are headquartered in a 6,307 square foot office facility in Carlstadt, New Jersey which is leased by the Company. Management believes that the Button division's facilities are in good condition and adequate for the Division's present and reasonably foreseeable future needs.

         In addition to the properties operated by the Button division, the Company owns a 214,000 square foot former dye facility located in Emporia, Virginia, which is leased to the purchaser of the Company's Home Furnishings division under a triple net fifty-year lease with a nominal base rent.

         CURRENT BACKLOG. As of December 31, 1996 and 1995, the Company had a backlog of orders, believed to be firm in the amounts of $5,541,000 and $6,599,000, respectively.

DISCONTINUED OPERATIONS

         In July 1996 the Company completed the sale of its Home Furnishings division. Proceeds received on the sale adjusted for closing costs and changes in net asset value of the division subsequent to the contract date totaled $8.2 million, which proceeds were used to pay down the Company's revolving bank loan. The Company had previously announced its decision to divest the Home Furnishings division during the fourth quarter of 1995. Consequently, the results of operations of the Home Furnishings division for 1996 and all prior periods have been classified as discontinued operations. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

         Following is a summarized description of the Home Furnishing operation:

         The Home Furnishings division operated under the name Belding Hausman, was vertically integrated and produced low to medium priced fabrics for use in decorative home furnishing products such as draperies, upholstery, slipcovers and pillows. The Company manufactured fabrics in many different widths, colors and textures in a range of materials including rayon, acrylic, polyester and cotton, and in a number of patterns and solids.

         Antique Satin, a medium weight solid rayon/acetate with the appearance of silk, was the core of the Company's fabric product offering for 40 years. Produced in over 150 colors and several styles, it was used in the manufacture of draperies.

         The remaining fabric business was fragmented among a number of products, distribution channels and price points.

         Home Furnishings Division customers numbered more than 300, including customers which purchase for resale to mass merchandisers, department stores, specialty retail stores, as well as direct sales to home furnishings manufacturers and jobbers. With the exception of one manufacturer, Miller Curtain, which accounted for over 40% of the division's sales, the business had no other individual customer accounting for more than 5% of its revenues.

         The major steps in the fabric manufacturing process were yarn dyeing, slashing, warping and weaving and were performed at facilities in Emporia, Virginia. The Home Furnishings division had approximately 310 employees, primarily in the manufacturing facilities.

ITEM 2. PROPERTIES

         See ITEM 1.


ITEM 3. LEGAL PROCEEDINGS

         General. The Company is not currently a party to any significant litigation except as indicated below.

         Environmental Matters. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or PRP.

         Several years ago a property owned by the Heminway & Bartlett Manufacturing Company, Inc. ("H&B") located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing has yet occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

         Belding Chemical Industries owns an inactive facility located in North Grosvenordale, Connecticut at which soil contamination has been found. The Company reported this contamination to the CTDEP in 1989 and is presently working with the CTDEP to define remedial options for the site, which it expects will focus primarily on removal and possible stabilization of contaminated soil on site. The Company estimates the cost of remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. As the actual cost of remediation at this site will depend on the areal extent of soil contamination and the remediation options approved for this site in the future by the CTDEP, no assurances can be given that the actual cost will not be higher than the Company's current estimate.

         In or about June 1992, the Company received notice from the EPA that the Company, Belding Corticelli Thread Company and H&B had been identified, along with 1,300 other parties, as potentially responsible parties in connection with the alleged release of hazardous substances from the Solvents Recovery Superfund site in Southington, Connecticut. The Company has settled its alleged liability with the EPA by paying $1,626 in connection with the de minimis settlement approved by EPA in June 1994. The Company's subsidiaries, along with other potentially responsible parties, have committed to perform the Remedial Investigation and Feasibility Study (RIFS) and two Non-Time Critical Removal Actions at the site. The aggregate cost to complete the first Non-Time Critical Removal Action is approximately $6 million. The Company is not obligated to pay the entire cost of the first Non-Time Critical Removal Action at the Solvents Recovery Superfund site. It is obligated to pay a portion of the cost of that removal action, which is based upon the pro rata share of the waste its subsidiaries allegedly disposed of at the site. H&B's alleged contribution of waste disposed of at this site is approximately 1%. Belding Corticelli's alleged contribution of waste is de micromis. The Company is unable, at this time, to estimate the ultimate cost of the remedy for this site, remedial investigation for the site is underway and EPA does not expect to be able to determine a remedy for the site until some time in late 1998.

         By letter dated January 21, 1994, the EPA notified H&B that it was a potentially responsible party, along with approximately 335 other parties, with respect to the Old Southington Landfill in Southington, Connecticut. H&B's alleged contribution of waste disposed of at this site is 0.0637%. H&B's alleged contribution of waste at the Old Southington Landfill, along with the waste contributions of other PRP's whose waste was transshipped from the Solvents Recovery Superfund site to the Old Southington Landfill, was determined by EPA, using information that EPA had compiled for the Solvents Recovery Superfund site, and factoring in shipments of waste that were made directly to Old Southington Landfill. The ultimate cost of the remedy for this site has not yet been determined and EPA has not yet offered to settle with parties that allegedly sent less than 1% of total waste to the site, like H&B. Accordingly, the Company's liability with respect to this site cannot be accurately estimated. However, given the de minimis nature of H&B's alleged contribution, and assuming EPA offers a settlement to de minimis parties, the Company currently believes that its liability for this site should not exceed $50,000, although no assurance can be given that the ultimate cost will not exceed such amount.

         The Company received notice in April 1995 that the State of New Jersey has made a $34 million demand for payment for expenses incurred for cleanup and claims at the Chemical Control Superfund Site. H&B, identified as a PRP at this site, was one of the 167 parties that settled its liability with the EPA. The State's demand, however, is separate from the federal settlement. H&B's alleged contribution of waste disposed at the site was identified as 0.89342%. H&B's alleged contribution of waste at the Chemical Control Superfund site, along with the waste contributions of other potentially responsible parties, was determined initially by EPA based upon a list it developed. EPA then established a process whereby PRPs were allowed to supply additional information, including defenses to liability and challenges to EPA's information, and, in addition, were given a credit if the PRPs could prove that they either removed waste from the site or paid for the same waste disposal at another site. There is a larger number of PRPs in the state proceeding involving the site than in the EPA proceeding, and it is possible that H&B's percentage share of waste allegedly sent to the site may be adjusted in connection with the state proceeding to reflect the contribution of additional PRPs. However, based on the $34 million demand and the current percentage for H&B's alleged waste contribution (0.89342%), the amount that H&B likely would be required to pay to settle its liability is approximately $322,000.

         By third-party summons and complaint dated November 27, 1991, H&B has been named as a third-party defendant in an action pending in the United States District Court for the District of Rhode Island entitled United States vs. Williams M. Davis et al vs. American Cyanamid Company et al. In addition to H&B, approximately 60 other companies have been joined as third-party defendants. The third-party complaint alleges claims for contribution under CERCLA. The third-party complaint alleges that H&B and the majority of the other third-party defendants shipped waste to Chemical Control Corporation, which was commingled with other wastes and shipped to the Davis Liquid Waste Site located in Smithfield, RI. H&B had entered into an agreement to settle its liability in connection with these claims for payment of the sum of $200,000. The agreement has not yet been approved by the court.

         The estimates provided above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with their participation as part of the PRP group at the Solvents Recovery, Old Southington Landfill, or Chemical Control Superfund sites. The reserve the Company has established for environmental liabilities, in the amount of $5.1 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations of the Company and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

         Under the terms of the Sale Agreement, all of the matters described in this section under the heading "Environmental Matters" are Excluded Liabilities and will not be assumed by the Buyer or Hicking Pentecost upon consummation of the Sale.

         Other Litigation. The Company purchased Culver International, Inc. from Bruce Goldwyn ("Goldwyn") in August of 1995. The Company filed suit in September 1996 in the Superior Court for New York County against Goldwyn for breach of the representations and warranties made about the quality, merchantability and salability of the inventory acquired in the transaction, seeking damages of approximately $1.4 million. As part of the acquisition, the Company issued Goldwyn a note (the "Goldwyn Note") in the face amount of $530,964 (representing the discounted value of the Company's obligation to pay $200,000 per year for three years), the first $200,000 payment of which was due in August 1996. The Goldwyn Note allowed Belding to set-off its damages arising from violations of the representations and warranties in the purchase agreement and, based on its claims, Belding withheld the entire August 1996 payment. Goldwyn filed a counter-claim seeking the face value of the Goldwyn Note plus attorneys fees and moved to dismiss the action on the grounds that his representations and warranties were not breached, which motion was granted in December 1996 and has been appealed by the Company. In addition, there is a pending motion by Goldwyn seeking summary judgment on his counter-claim for the full, accelerated amount of the Goldwyn Note ($530,964) together with accumulated interest and his attorneys' fees for the collection of the Goldwyn Note. The Company has opposed Goldwyn's motion for summary judgment and cross-moved for summary judgment in its favor on Goldwyn's counter-claim. The Company has also moved for reconsideration of Goldwyn's motion to dismiss. All of the motions are sub judice.

         Under the terms of the Sale Agreement, the Goldwyn Note is included as an Assumed Liability under the Sale Agreement, although the Buyer will be entitled to seek indemnification from the Company for any amounts required to be paid by the Buyer in respect of this litigation, other than any payment in respect of the Goldwyn Note. Any such indemnification by the Company would be subject to the general limitations on indemnification discussed under the heading "Terms of the Sale Agreement - Covenants" in the Incorporated
Materials.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A) Market Information. The Company's Common Stock has been trading on the NYSE, under the symbol BHY since February 15, 1995. The following table sets forth certain information as to the high and low sales prices per share of the Company's Common Stock as quoted on the NYSE for each calendar quarter since February 15, 1995.


                                                   COMMON STOCK
CALENDAR                                     -------------------------
YEAR                                            Low            High
----                                         ---------       ---------
1995
  First Quarter (from February 15, 1995)     $ 7.25          $ 8.25

  Second Quarter                             $ 5.50          $ 8.00

  Third Quarter                              $ 4.25          $ 5.75

  Fourth Quarter                             $ 2.75          $ 4.75


1996
  First Quarter                              $ 2.00          $ 3.125

  Second Quarter                             $ 1.75          $ 2.50

  Third Quarter                              $ 1.125         $ 2.375

  Fourth Quarter                             $ 1.125         $ 3.125


         (B) Holders. There were 226 record holders of the Company's Common Stock as of February 21, 1997. The Company believes that, as of such date, there were in excess of 2,084 beneficial holders, including those stockholders whose shares are held of record by depository companies.

         (C) Dividends. No cash dividends on the Common Stock have been paid to date and the Company has no intention of paying dividends in the foreseeable future. Currently, agreements between the Company and its lenders restrict the Company from paying any cash dividends on the Common and Preferred Stock unless certain conditions are met. In addition, dividends on the Common Stock are subject to the prior right of holders of the Preferred Stock to receive cumulative dividends at the rate of $ .06 per annum per share (or, if the Company defaults on its obligation to redeem shares of Preferred Stock on the mandatory redemption dates, at the rate of 6% per annum on the principal amount of the Preferred Stock then outstanding plus accrued and unpaid dividends thereon). In addition, the holders of Preferred Stock are entitled, upon a dissolution, liquidation or winding up of the Company, to a liquidation preference of $1 per share plus all accrued and unpaid dividends. As the Company has not made any dividend payments in 1995 or 1996 due to restrictions under existing credit facilitates, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum.

ITEM 6. SELECTED FINANCIAL DATA


          The following selected consolidated financial data relating to the Company and its subsidiaries have been taken or derived from the financial statements and other records of the Company and the Predecessor. Such selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and its Predecessor.

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       COMPANY                                   PREDECESSOR
                                               -----------------------------------------------------       ------------------------
                                                                                          THREE MONTHS    NINE MONTHS    YEAR ENDED
                                                      YEARS ENDED DECEMBER 31,            DECEMBER 31,    SEPTEMBER 30, DECEMBER 31,
                                                 1996            1995           1994          1993           1993            1992
                                               --------        --------        -------       -------       --------        --------
SUMMARY OF OPERATIONS:
Net sales                                      $ 88,605        $ 88,654        $76,767       $17,978       $ 57,766        $ 91,829
                                               ========        ========        =======       =======       ========        ========
Income (loss) from continuing
  operations applicable to common stock           2,990         (22,835)         3,784           332        (18,554)           (515)
Income (loss) from discontinued
  operations, net of taxes                           --             (17)         1,497           611          1,130           2,829
Loss on disposal of discontinued
  operations, net of taxes                          483         (17,983)            --            --             --              --
                                               --------        --------        -------       -------       --------        --------
Income (loss) applicable to common stock
  before extraordinary item                       3,473         (40,835)         5,281           943        (17,424)          2,314
Extraordinary loss on debt prepayment,
    net of tax benefit                             (266)             --             --            --             --              --
                                               --------        --------        -------       -------       --------        --------
Net Income (loss)                              $  3,207        $(40,835)       $ 5,281       $   943       $(17,424)       $  2,314
                                               ========        ========        =======       =======       ========        ========

PER COMMON SHARE DATA:
Continuing operations                          $    .40        $  (3.08)       $   .72       $   .07       $  (9.45)       $   (.26)
Discontinued operations                             .07           (2.43)           .28           .12            .58            1.45
Extraordinary item                                 (.04)             --             --            --             --              --
                                               --------        --------        -------       -------       --------        --------
    Total                                      $    .43        $  (5.51)       $  1.00       $   .19       $  (8.87)       $   1.19
                                               ========        ========        =======       =======       ========        ========
Cash dividend per common share                     None            None           None          None       $    .32        $    .64
                                               ========        ========        =======       =======       ========        ========

                                                                                             PREDECESSOR AT
                                                                                             --------------
                                                  COMPANY AT DECEMBER 31,                      DECEMBER 31,
                                  -------------------------------------------------------
                                    1996            1995            1994           1993          1992
                                  --------        --------        --------       --------    --------------
BALANCE SHEET DATA:
Working capital                   $ 14,632        $  9,786        $ 10,355       $ 18,018       $14,024
Total assets                      $ 81,425        $ 94,124        $128,452       $124,552       $95,734
Long-term debt, capital
 lease obligations and
 redeemable preferred stock       $ 56,647        $ 66,845        $ 61,262       $ 81,085       $19,297
Common stockholders' equity       $(11,471)       $(14,677)       $ 26,162       $  1,943       $47,188

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



         The following discussion supplements the financial information presented in the historical consolidated financial statements of the Company.

1996 COMPARED TO 1995

SALES

         Sales for the year ended December 31, 1996 totaled $88.6 million as compared to $88.7 million in 1995 for a decrease of $.1 million.

         Sales in the industrial product segment totaled $39.4 million in 1996 as compared to $45.1 million in 1995, for a decrease of $5.7 million or 12.6%. The softness in customer order volume that began during the third quarter of 1995 continued throughout all of 1996 creating the negative sales comparison. The reduced order volume was experienced across a broad range of customers and products. During the second half of 1996, sales in this segment were generally at comparable levels as compared to the second half of 1995.

         Sales in the consumer product segment totaled $49.2 million in 1996 for an increase of $5.6 million over 1995 sales of $43.6 million. The increase in consumer sales was largely attributable to the inclusion of Culver's full year sales in 1996. Culver was acquired on August 31, 1995 and its sales were included in 1995 from that date forward. Sales increases in the Company's Button division also contributed $1.8 million to the sales increase of this segment.

GROSS MARGIN

         Gross margin in 1996 was $25.5 million or 28.7% of sales as compared to $22.7 million or 25.7% of sales in 1995 for an increase of $2.7 million.

         Gross margin in the industrial segment during 1996 totaled $ 9.9 million or 25.1% of net sales. In 1995, gross margin in the industrial segment totaled $8.9 million or 19.8% of sales. The increase in both gross margin dollars and percent was attributable to cost reduction efforts which were begun during the fourth quarter of 1995 and continued throughout 1996. These cost reduction efforts were especially concentrated in the areas of product waste management and headcount control.

         Gross margin in the consumer product segment during 1996 totaled $15.6 million dollars or 31.7% of net sales. In 1995, gross margin in the consumer product segment totaled $13.8 million or 31.7% of net sales. The increase in gross margin dollars of $1.8 million was the result of a combination of gross margin dollars contributed by Culver, which results were included for a full year in 1996 as compared to four months in 1995, and incremental gross margin dollars provided by increased sales in the Button division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense totaled $14.1 million in 1996 as compared to $15.9 million in 1995.

         Selling, general and administrative expense in the industrial segment totaled $4.9 million in 1996 as compared to $8.3 million in 1995 for a decline of $3.4 million. The reduction in selling, general and administrative expenses was mostly the result of lower headcount in the areas of marketing, research and engineering. In addition, goodwill amortization was $.7 million less in 1996 than 1995.

         Selling, general and administrative expense in the consumer product segment totaled $5.6 million as compared to $6.5 million in 1995 for a decline of $.8 million. The reduction in selling, general and administrative expense during 1996 was primarily the result of the closing of separate Culver facilitates at the end of 1995 and the elimination of redundant administrative functions.

DISCONTINUED OPERATIONS

         During the fourth quarter of 1995 the Company announced its decision to divest the Home Furnishings division. On July 31, 1996, the Company completed the sale of the division. Proceeds received on the sale, adjusted for closing costs and changes in net asset value of the division subsequent to the contract date totaling $8.2 million were used to repay outstanding bank indebtedness. The results of the Home Furnishings division for the period January 1, 1996 through July 31, 1996 and for all prior periods have been presented as results of discontinued operations.

         Summarized condensed operating results of the Home Furnishings division through date of sale in 1996 and for the years ended December 31, 1995 and 1994 are as follows (dollars in thousands):

                                            1996          1995          1994
                                          -------       -------       -------
Net sales                                 $19,206       $30,084       $40,734
                                          =======       =======       =======
Gross margin                                1,690         3,380         6,585
Selling, general and administrative         1,543         3,298         4,307
                                          -------       -------       -------
Operating income                          $    76       $    82       $ 2,287
                                          =======       =======       =======

INTEREST EXPENSE

         Interest expense totaled $4.4 million during 1996 as compared to $4.0 million in 1995. The increase in interest expense was attributable to an increase in average outstanding debt during 1996 to $46.2 million in 1996 as compared to $45.9 million in 1995, and an increase in the weighted average interest rate from 8.7% in 1995 to 9.5% in 1996.

INCOME TAXES

         The effective combined income tax rate for 1996 was 41.2%. The primary reason for the higher than statutory rate was the non-deductible goodwill amortization during 1996.

EXTRAORDINARY ITEM

         On December 30, 1996, the Company refinanced its outstanding bank debt with a new bank group. As a result, $.4 million of unamortized deferred financing costs associated with the old facility was written off as an extraordinary item. A related tax benefit of $.2 was also recorded.

1995 COMPARED TO 1994

SALES

         Sales for 1995 were $88.7 million as compared with $76.8 million in 1994, an increase of $11.9 million or 16%.

         Sales in the consumer products segment were $43.6 million in 1995, an increase of $13.4 million over 1994 consumer segment sales of $30.2 million. The increase in consumer products segment sales during 1995 was primarily driven by the full year inclusion of Danfield in 1995 results. Danfield was acquired on June 30, 1994 and had sales of $18.9 million during 1995 versus $9.0 million in the six months ended December 31, 1994. Also contributing to the favorable sales variance in 1995 was $2.1 million of sales contributed by Culver which was acquired on August 31, 1995 and a $1.4 million increase in sales by the Buttons division and Thread consumer segment.

         Sales in the industrial segment were $45.1 million in 1995 as compared with $46.6 million in 1994, for a decline of $1.5 million. Weakness in customers' primary markets resulted in the 3% sales decline during 1995.

GROSS MARGIN

         The gross margin in 1995 was $22.7 million or 25.7% of sales as compared with $22.7 million in 1994 or 29.6% of sales.

         The consumer products segment gross margin in 1995 was $13.8 million as compared with $11.7 million in 1994. The gross margin percentage in 1995 was 31.7% compared with 38.9% in 1994. The gross margin dollar improvement in 1995 was primarily the result of Danfield which was included for a full year in 1995 as compared to six months in 1994. The gross margin percentage decline was principally the result of lower margin on Culver sales.

         Gross margin in the industrial segment in 1995 was $8.9 million or 19.8% of sales as compared with $11.0 million in 1994 or 23.6% of sales, for a decline of $2.1 million. During 1995, the industrial segment experienced higher raw material and labor costs and higher than historical levels of manufacturing inefficiencies due to the effects of the consolidation and relocation of facilities that occurred in 1994 and implementation issues related to the new management information system. These increased costs were not fully recouped through sales price increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expense totaled $15.9 million or 18.0% of sales in 1995 as compared to $15.8 million or 20.6% of sales in 1994.

          Selling, general and administrative expense in the consumer products segment totaled $4.8 million in 1995 or 11.0% of sales as compared with $3.7 million in 1994 or 12.3% of sales. The dollar increase in consumer segment selling, general and administrative expense was the result of a full year of Danfield activity in 1995 versus six months in 1994 in addition to four months inclusion of Culver activity in 1995 versus none in 1994.

         Selling, general and administrative expense in the industrial segment was $7.3 million in 1995 versus $6.9 million in 1994.

IMPAIRMENT CHARGE

         An impairment charge was recorded during 1995 related to the Thread division (See Note 4 to the Consolidated Financial Statements). The charge represented a $6.4 million write down of certain property, plant and equipment to estimated fair value as of December 31, 1995 and the write-off of a proportionate amount of goodwill allocated to the Thread division in connection with the 1993 Merger. The goodwill write-off was $17.4 million and other related charges were $1.2 million. There were no such impairment charges in 1994.


DISCONTINUED OPERATIONS

         During the fourth quarter of 1995, the Company announced its decision to divest the Home Furnishings division. Consequently, the results of operations of the Home Furnishings division for 1995 and all prior periods have been classified as results of discontinued operations.

         As a result of the decision to sell the Home Furnishings division, the Company also recorded an estimated loss on disposition in the amount of $18 million net of income tax benefit during the fourth quarter of 1995, including $7.6 million of goodwill write-off. The resulting book value of the division is a net liability of $793 thousand and is classified as a current liability as of December 31, 1995.

         The loss on disposition of discontinued operations includes the Company's estimate in December of 1995 of the amount expected to be realized upon the sale of the Home Furnishings division.

         Summarized condensed operating results of the Home Furnishings division are as follows (dollars in thousands):


                                            1995          1994
                                          -------       -------
               Net sales                  $30,084       $40,734
                                          =======       =======
               Gross margin               $ 3,380       $ 6,585
               Selling, general and
                 administrative             3,298         4,307
                                          -------       -------
               Operating income           $    82       $ 2,278
                                          =======       =======

INTEREST EXPENSE

         Interest expense increased to $4.0 million in 1995 compared to $3.2 million in 1994. The increase was attributable to an increase in average outstanding debt during 1995 to $45.9 million from $41.4 million in 1994. In addition to the increase in the average debt level there was also an increase in the weighted average interest rate from 7.8% in 1994 to 8.7% in 1995.

INCOME TAXES

         The income tax benefit for 1995 was $314 thousand. The write-off of nondeductible goodwill was the primary reason for the lower than statutory tax benefit.

                               IMPACT OF INFLATION

         The Company's results are affected by the impact of inflation on manufacturing and operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


                         LIQUIDITY AND CAPITAL RESOURCES

         On December 30, 1996, the Company entered into a new credit agreement with Sanwa Business Credit Corporation and Heller Financial, Inc. (the "Lenders") pursuant to which the Lenders have provided a credit facility to the Company and certain of its subsidiaries in the aggregate amount of $42 million, consisting of two term loans aggregating $22 million and a $20 million revolving credit facility (the "Heller Facility"). The term loans are amortizable in installments over a period of five years and bear interest, at the option of the Company, in the case of the first tranche of $14 million ("Tranche A"), at prime plus 1.50% or LIBOR plus 3.50% and, in the case of the second tranche of $8 million ("Tranche B"), at prime plus 1.75% or LIBOR plus 3.75%. The revolving loan bears interest, at the option of the Company, at prime plus 1.25% or LIBOR plus 3.25%. The rates are subject to a reduction of up to .75% in the aggregate if the Company meets certain EBITDA levels (defined to mean net income before taxes, interest, amortization, depreciation and other non-cash charges, but exclusive of extraordinary, non-recurring gains, gains and losses from asset dispositions and certain income derived from affiliates) in fiscal 1997 and 1998. Amounts outstanding under the term loans and the revolving loan may be prepaid in connection with any sale of the Thread division without penalty. The loan agreement contains customary negative covenants and financial conditions. Among them, the Company continues to be prohibited from making any payments to its preferred stockholders as dividend, redemption or otherwise until Tranche B of the term loan has been discharged in full. Thereafter, the Company may apply up to 25% of its excess cash flow to these payments, assuming certain additional conditions are met. The credit agreement also provides that it shall be an event of default if, prior to December 31, 1997, Noel ceases to control at least 35% of the voting stock of the Company as a result of Noel's "private sale" (as defined) of shares of Preferred Stock of the Company, without the consent of the lenders (which consent may be withheld only under certain circumstances). The term "private sale" does not include any distribution by Noel of Preferred Stock or Common Stock of the Company to Noel's stockholders or the redemption by the Company of such shares pursuant to the terms of the Company's Restated Certificate of Incorporation. The Company has applied the proceeds from the Heller Facility to discharge in full its obligations under the Company's credit facility with its prior lender. The loans presently bear interest at the (LIBOR) rates described above.

         Pursuant to the terms of the Company's Series B Preferred Stock, 20% of such shares were scheduled to be redeemed on March 15 of each year commencing in 1995 and ending in 1999. Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. In 1995 and 1996, both the preferred stock redemptions and the quarterly dividend payments were subject to approval of the banks participating in the Company's credit facility then in effect. As such banks declined approval of the dividend and redemption payments, no such payments have been made. As a result, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum. The amount of accrued but unpaid preferred dividends at December 31, 1996 was approximately $2.7 million. The amount of scheduled but unpaid Preferred Stock redemptions as of December 31, 1996 was approximately $8.3 million. In addition, the availability of resources to make payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company; and the ability of the Company to obtain financing. In addition, as the Company has agreed to notify the Pension Benefit Guarantee Corporation ("PBGC") thirty (30) days prior to taking certain actions including the payment of any dividend on or any redemption of stock, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC. See Note 14 to the Company's December 31, 1996 financial statements.

         The reserve the Company has established for environmental liabilities, in the amount of $5.1 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

         Cash provided by operations during the year ended December 31, 1996 totaled $5.4 million which included income from continuing operations of $4.1 million, depreciation and amortization of $3.3 million and deferred tax provision of $2.7 million offset by $2.7 million of changes in operating assets and liabilities, principally resulting from an increase in inventories and reductions in accounts payable and other current liabilities and cash used by discontinued operations totaling $1.8 million.

         Net cash provided by investing activities during the year ended December 31, 1996 totaled $6.9 million which included net proceeds of $8.2 million from the sale of the Home Furnishings division and $.5 million from the sale of an unused parcel of land, offset by $1.0 million of capital expenditures and $.7 million of investments in other assets.

         Net cash used by financing activities totaled $12.8 million. Net proceeds of $8.2 million from the sale of Home Furnishings division were used to repay bank debt during the quarter. Reductions in long term liabilities of $1.3 million reflect primarily payments to the Company's pension plan and payments of other long term liabilities.

         At December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $.1 million and trade accounts receivable of $10.2 million. At December 31, 1996 the Company had $2.9 million of unused availability under its revolving credit facility (the "Revolving Facility").

         Cash provided by operations in 1995 totaled $8.3 million and represents principally net loss from continuing operations of $21.6 million, adjusted by:
$25.0 million of noncash asset impairment, $3.3 million of depreciation and amortization and $6.0 million of cash flow from discontinued operations. These cash inflows were reduced by a deferred tax benefit of $.7 million and changes in operating assets of $3.7 million. The discontinued operations cash inflows are due primarily to the sale of the Company's knit yarn product line in the Button division and reduced working capital in the Company's Home Furnishings division.

         Net cash used by investing activities during 1995 totaled $7.1 million and represents principally $3.1 million paid to acquire the noncash net assets of Culver and $3.8 million in capital expenditures.

         Net cash used by financing activities totaled $1.7 million. Reductions in long term liabilities of $3.0 million reflects primarily pension payments and payments on other long term liabilities.

         At December 31, 1995, the Company's principal sources of liquidity included cash and cash equivalents of $.6 million and trade accounts receivable of $11.3 million. At December 31, 1995 the Company had $2.1 million of unused availability under its Revolving Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Public Accountants .................................    21

Consolidated Balance Sheets- December 31, 1996 and 1995 ..................    22

Consolidated Statements of Operations -
     Years Ended December 31, 1996, 1995 and 1994 ........................    24

Consolidated Statements of Cash Flows -
     Years Ended December 31, 1996, 1995 and 1994 ........................    25

Consolidated Statements of Stockholders' Equity
     for the Years Ended December 31, 1996, 1995  and 1994 ...............    26

Notes to Consolidated Financial Statements
     for the Years Ended December 31, 1996, 1995 and 1994 ................    27

Consolidated Financial Statements Schedules
     Schedule II - Valuation, Qualifying Accounts and Reserves ...........    42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Belding Heminway Company, Inc.

         We have audited the accompanying consolidated balance sheets of Belding Heminway Company, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belding Heminway Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1996, 1995 and 1994 schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These 1996, 1995 and 1994 schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      ARTHUR ANDERSEN LLP


New York, New York
February 20, 1997

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   DECEMBER 31, 1996  DECEMBER 31, 1995
                                                                   -----------------  -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                           $    146         $    629
    Accounts receivable trade (net of allowance
       of $2,785 and $2,127 respectively)                                 10,197           11,314
    Inventories, net                                                      18,533           18,360
    Federal income taxes receivable                                           --              787
    Current deferred tax asset                                             2,688              313
    Other current assets                                                     540              953
                                                                        --------         --------
       Total current assets                                               32,104           32,356
                                                                        --------         --------
Property, plant and equipment, at cost:
    Land                                                                   1,520            2,283
    Building and improvements                                             16,363           13,312
    Machinery and equipment                                               15,053           17,418
                                                                        --------         --------
                                                                          32,936           33,013
Less: Accumulated depreciation and amortization                           (5,330)          (3,538)
                                                                        --------         --------
       Net property, plant and equipment                                  27,606           29,475
                                                                        --------         --------

Goodwill (net of amortization of $3,793 and $2,947 respectively)          20,232           20,450
Deferred tax asset                                                            --            9,515
Other assets                                                               1,483            2,328
                                                                        --------         --------
       Total Assets                                                     $ 81,425         $ 94,124
                                                                        ========         ========


See Notes to Consolidated Financial Statements

                         BELDING HEMINWAY COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         DECEMBER 31, 1996   DECEMBER 31, 1995
                                                         -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                           $  5,538         $  5,593
    Current maturities of long-term debt                          4,111            4,029
    Other current liabilities                                     7,823           12,948
                                                               --------         --------
                                                                 17,472           22,570
                                                               --------         --------

Long-Term Debt                                                   33,103           44,666
Other Liabilities                                                18,777           19,386
                                                               --------         --------
        Total Liabilities                                        69,352           86,622
                                                               --------         --------

Redeemable Preferred Stock, par value $0.01 per share
    Shares authorized at December 31, 1996 and
        1995: 21,305,055
    Shares issued and outstanding at
    December 31, 1996 and December 31, 1995: 20,805,060          20,805           20,805
    Accumulated dividends on preferred stock                      2,739            1,374
                                                               --------         --------
                                                                 23,544           22,179
                                                               --------         --------
Common Stock, par value $0.01 per share
    Shares authorized: 20,000,000 at December 31, 1996
        and December 31, 1995
    Shares issued and outstanding at December 31, 1996:
         7,388,282; December 31, 1995: 7,409,282                     74               74
Paid in Capital                                                  19,858           19,859
Retained Earnings                                               (31,403)         (34,610)
                                                               --------         --------
Total Common Stockholders' Equity                               (11,471)         (14,677)
                                                               --------         --------

Total Liabilities and Stockholders' Equity                     $ 81,425         $ 94,124
                                                               ========         ========

See Notes to Consolidated Financial Statements

                         BELDING HEMINWAY COMPANY, INC.

                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                                         1996             1995             1994
                                                                       --------         --------         --------
Net sales                                                              $ 88,605         $ 88,654         $ 76,767
Cost of sales                                                            63,136           65,905           54,043
                                                                       --------         --------         --------
                                                                         25,469           22,749           22,724
Selling, general & administrative expenses                               14,131           15,940           15,846
Impairment charge                                                            --           25,000               --
Other income -- net                                                        (460)            (324)            (507)
                                                                       --------         --------         --------
Income (loss) from continuing operations before
  interest, income taxes and gain on preferred stock redemption          11,798          (17,867)           7,385
Interest expense                                                          4,367            4,000            3,245
                                                                       --------         --------         --------
Income (loss) from continuing operations
   before income taxes and gain on preferred stock redemption             7,431          (21,867)           4,140
Provision (benefit) for income taxes                                      3,076             (314)           2,113
                                                                       --------         --------         --------
                                                                          4,355          (21,553)           2,027
Less dividends on preferred stock                                         1,365            1,282            2,342
Gain on preferred stock redemption                                           --               --            4,099
                                                                       --------         --------         --------
Income (loss) from continuing operations                                  2,990          (22,835)           3,784
Income (loss) from discontinued operations,
   net of income tax provision                                               --              (17)           1,497
Gain (loss) on disposal of discontinued operations,
   net of income tax                                                        483          (17,983)              --
                                                                       --------         --------         --------
Income (loss) before extraordinary item                                   3,473          (40,835)           5,281
Extraordinary loss on debt prepayment, net of tax
   benefit of $178 in 1996                                                 (266)              --               --
                                                                       --------         --------         --------
Net Income                                                             $  3,207         $(40,835)        $  5,281
                                                                       ========         ========         ========

Earnings per common share:
   Continuing operations                                               $    .40         $  (3.08)        $    .72
   Discontinued operations                                                  .07            (2.43)             .28
   Extraordinary item                                                      (.04)              --               --
                                                                       --------         --------         --------
   Total                                                               $   0.43         $  (5.51)        $   1.00
                                                                       ========         ========         ========

Dividend declared per common share                                         None             None             None
                                                                       --------         --------         --------
Weighted average common shares
   outstanding (in thousands)                                             7,395            7,414            5,265
                                                                       ========         ========         ========

See Notes to Consolidated Financial Statements.

                         BELDING HEMINWAY COMPANY, INC.

                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          YEARS ENDED DECEMBER 31,
                                                                   1996             1995             1994
                                                                 --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations                         $  4,355         $(21,553)        $  2,027
Reconciliation of net income (loss) from continuing
  operations to net cash  provided (used) by operations:
    Depreciation and amortization                                   3,255            3,278            2,251
    Noncash impairment charge                                          --           25,000               --
    Deferred tax provision (benefit)                                2,729             (674)             825
    Gain on asset sale                                               (131)              --               --
    Changes in operating assets and liabilities:
       Accounts receivable                                          1,117              294             (630)
       Inventory                                                   (1,204)            (564)             169
       Federal income taxes receivable                                565               --               --
       Other current assets                                           635              157              678
       Other assets                                                   419              137             (662)
       Accounts payable                                            (1,577)              94           (1,969)
       Federal income taxes payable                                    --             (773)              --
       Other current liabilities                                   (2,132)          (3,070)          (1,482)
       Other liabilities                                             (528)              --               --
     Cash flow from extraordinary item                               (266)              --               --
     Cash flow from discontinued operations                        (1,842)           6,018            3,677
                                                                 --------         --------         --------
                                                                    5,395            8,344            4,884
                                                                 --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations                       8,190               --               --
Acquisitions of  operating companies noncash net assets                --           (3,050)          (8,390)
Adjustments related to acquisitions                                   (87)             (57)          (4,470)
Proceeds from asset sales                                             534               --           18,747
Capital expenditures                                               (1,003)          (3,820)          (3,617)
Investments in other assets                                          (744)            (123)          (2,524)
                                                                 --------         --------         --------
                                                                    6,890           (7,050)            (254)
                                                                 --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and
  capitalized lease obligations                                    31,787           40,551           21,906
Repayment of long-term debt and capital lease obligations         (43,268)         (39,219)         (27,031)
Acquisition related payments                                           --             (290)            (145)
Changes in other long-term liabilities                             (1,287)          (2,722)            (432)
                                                                 --------         --------         --------
                                                                  (12,768)          (1,680)          (5,702)
                                                                 --------         --------         --------
Decrease in cash and cash equivalents                                (483)            (386)          (1,072)
Cash and cash equivalents beginning of period                         629            1,015            2,087
                                                                 --------         --------         --------
Cash and cash equivalents end of period                          $    146         $    629         $  1,015
                                                                 ========         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                       $  4,321         $  4,349         $  2,762
                                                                 ========         ========         ========
  Income taxes                                                   $    185         $  1,146         $    935
                                                                 ========         ========         ========

See Notes to Consolidated Financial Statements

                 BELDING HEMINWAY COMPANY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                     PREFERRED STOCK
                                 ----------------------------------------------------------

                                    Series A                 Series B
                                 ----------------------------------------------------------
                                                                                    Accum.
                                 Shares    Amount       Shares         Amount      Dividend
                                 ------    ------     -----------     --------     --------
       DECEMBER 31, 1993              5     $ 500      40,000,000     $ 40,000     $ 1,085
                                 ------     -----     -----------     --------     -------
       Series B Common Shares
           Issued
       Series B Common
           Shares Returned
       Dividends accrued on
           preferred stock                                                           2,342
       Dividends paid on
           12/4/94                                                                  (3,335)

       Conversion of Series
           B Preferred                                (19,694,940)     (19,695)
       Gain on preferred
           conversion
       Conversion of Series A
           Pfd. to B Pfd.            (5)     (500)        500,000          500
       Reclassification of
           Series Common
       Net income
       Legal fees related to
           recapitalization
                                 ------     -----     -----------     --------     -------
      DECEMBER 31, 1994              --        --      20,805,060     $ 20,805     $    92
                                 ------     -----     -----------     --------     -------
       Net loss
       Dividends accrued on
           preferred stock                                                           1,282
       Common stock returned
                                 ------     -----     -----------     --------     -------
       DECEMBER 31, 1995             --        --      20,805,060     $ 20,805     $ 1,374
                                 ======     =====     ===========     ========     =======
       Net income
       Dividends accrued on                                                          1,365
           preferred stock
       Common stock returned
                                 ------     -----     -----------     --------     -------
       DECEMBER 31, 1996             --        --      20,805,060     $ 20,805     $ 2,739
                                 ======     =====     ===========     ========     =======

                                                              COMMON STOCK
                                 --------------------------------------------------------------------
                                                                                                        Paid In      Retained
                                       Series A                 Series B                Common          Capital      Earnings
                                 --------------------------------------------------------------------------------------------
                                   Shares      Amount       Shares      Amount     Shares      Amount
                                 ----------    ------     ----------    ------    ----------   ------   --------     --------
       DECEMBER 31, 1993          3,542,404     $ 708      1,457,596      292             --      --          --          944
                                 ----------     -----     ----------     ----     ----------     ---    --------     --------
       Series B Common Shares
           Issued                                            128,000       26
       Series B Common
           Shares Returned                                    (2,000)
       Dividends accrued on                                                                                            (2,342)
           preferred stock
       Dividends paid on
           12/4/94                                                                   333,543       3    $  2,738

       Conversion of Series
           B Preferred                                                             1,969,489      20       6,170
       Gain on preferred
           conversion                                                                                                   4,099
       Conversion of Series A
           Pfd. to B Pfd.
       Reclassification of
           Series Common         (3,542,404)     (708)    (1,583,596)    (318)     5,126,000      51         975
       Net income                                                                                                       3,524
       Legal fees related to
           recapitalization                                                                                  (20)
                                 ----------     -----     ----------     ----     ----------     ---    --------     --------
      DECEMBER 31, 1994                  --        --             --       --      7,429,032     $74    $ 19,863     $  6,225
                                 ----------     -----     ----------     ----     ----------     ---    --------     --------
       Net loss                                                                                                       (39,553)
       Dividends accrued on
           preferred stock                                                                                             (1,282)
       Common stock returned                                                         (19,750)                 (4)
                                 ----------     -----     ----------     ----     ----------     ---    --------     --------
       DECEMBER 31, 1995                 --        --             --       --      7,409,282     $74    $ 19,859     $(34,610)
                                 ==========     =====     ==========     ====     ==========     ===    ========     ========
       Net income                                                                                                       4,572
       Dividends accrued on                                                                                            (1,365)
           preferred stock
       Common stock returned                                                         (21,000)                 (1)          --
                                 ----------     -----     ----------     ----     ----------     ---    --------     --------
       DECEMBER 31, 1996                 --        --             --       --      7,388,282     $74    $ 19,858     $(31,403)
                                 ==========     =====     ==========     ====     ==========     ===    ========     ========



   See Notes to Consolidated Financial Statements

                 Belding Heminway Company, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operation: Belding Heminway Company, Inc. and its Subsidiaries (the "Company") manufactures and markets industrial and consumer threads and distribute a line of home sewing and craft products, principally buttons. The Company was organized under the laws of the State of Delaware in 1947.

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

         Income Taxes: Deferred income taxes are determined using the liability method following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 (Accounting for Income Taxes), whereby the future expected consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements are recognized as deferred tax assets and liabilities.

         Impairment: Long term assets are reviewed for impairment following the provisions of SFAS No. 121. (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of). Goodwill not associated with particular assets is reviewed for impairment based on an analysis of undiscounted future cash flows associated with the related operation.

         Goodwill: Goodwill is amortized on a straight line basis over a thirty-year period.

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


2. EXTRAORDINARY ITEM:

         On December 30, 1996 the Company replaced its existing Senior Bank Facilities and the majority of its outstanding capital lease obligations all of which were scheduled to mature on July 1, 1997 with a new long term Loan and Security Agreement (See Note 9). As a result, the Company wrote-off $444 thousand of unamortized deferred financing costs related to the old credit facility. Such write-off has been presented, net of tax benefit, as an extraordinary item.


3. PROPOSED SALE OF THREAD DIVISION:

         On December 12, 1996, the Company announced an agreement to sell the assets of the Thread division to Hicking Pentecost PLC ("HP") for $61.9 million including the assumption of $6.9 million of liabilities. The proposed sale transaction is subject to the approval of the Company's stockholders. In addition, the transaction is subject to the condition that the opinions of the Company's investment banker shall not have been modified or withdrawn.

         If the Sale transaction closes, the Company will record the disposition of the Thread division as a discontinued operation. The current estimate of loss to be recorded on the disposal is approximately $11.3 million, including a tax provision of $4.5 million. A tax provision is required because the loss includes the write-off of approximately $18.0 million of non-deductible goodwill. The actual loss could differ significantly from this estimate depending on operating results through the date of disposition and the resolution of certain contingencies. Revenues of the Thread division were $66.8 million, $68.3 million, $57.8 million in 1996, 1995 and 1994, respectively.


4. THREAD DIVISION ASSET IMPAIRMENT:

         During 1995, the Thread division's results were substantially below historical levels and the levels expected when the Company was acquired in 1993. Based on the performance and expected future levels of operations, management determined that the book value of certain property, plant, and equipment, which was adjusted to reflect the 1993 acquisition, was impaired. As a result, the Company recorded an impairment charge of $6.4 million to adjust the book value of the equipment to its estimated December, 1995 fair value. Fair value was based on estimated realizable value in a sale. The amounts actually realized in the future could differ materially from the amounts assumed in determining the impairment charge. Among other factors, the write down reflects the failure of plant consolidations made in connection with the acquisition to achieve expected results and the estimated effect of future cost reduction activities on the revenues associated with those assets. A proportionate amount of goodwill allocated to the Thread division in connection with the 1993 acquisition was also written-off following the principles in SFAS No. 121. The goodwill write-off was $17.4 million and other related charges were $1.2 million. The Company's adoption of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) was effective January 1, 1995, and the adoption had no impact on the consolidated financial statements as of that date.

5. DISCONTINUED OPERATIONS:

         During the fourth quarter of 1995, the Company announced its decision to divest the Home Furnishings division. Consequently, the results of operations of the Home Furnishings division for 1995 and all prior periods have been classified as discontinued operations.

         As a result of the decision to sell the Home Furnishings division, the Company recorded an estimated loss on disposition in the amount of $18 million net of income tax benefit during the fourth quarter of 1995, including $7.6 million of goodwill write-off. The Home Furnishings division had revenues of $19.2 million through the date of disposition in 1996 and $30.1 million and $40.7 million during the years ended December 31, 1995 and 1994 respectively.

         On July 31, 1996 the Company completed the sale of its Home Furnishings division. Proceeds received on the sale, adjusted for closing costs and changes in net asset value of the division subsequent to the contract date totaling $8.2 million were used to pay down the Company's revolving bank loan. Such net proceeds approximated the amount that had been borrowed under the revolving loan in support of the Home Furnishings division's inventories and receivables. The repayment of bank debt was sufficient in amount to avoid bank fees that would have been payable had the Company not completed the sale within the time frame prescribed by the Company's Credit Agreement dated October 29, 1993, as amended ("Credit Agreement") or in an amount sufficient to repay amounts borrowed against the division's inventories and receivables.

         The results of the Home Furnishings division for the period January 1, 1996 through July 31, 1996 and all prior periods have been presented as results of discontinued operations.


6. INCENTIVE PROGRAM:

         As of December 6, 1994, the Company's voting stockholders adopted the Belding Heminway Company, Inc. 1994 Incentive Program ("the Program"). Grants under the Program may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Program, 500,000 shares of Common Stock were available for grants at the start of the Program. The pro forma effects of the Program on earnings per common share as calculated in accordance with SFAS No. 123 (Accounting for Stock Based Compensation) was immaterial. The following table summarizes stock option activity under the Program:

                                                                  Option
                                                       ------------------------------
(Dollars in thousands except per share amounts)         Shares              Price           Aggregate
                                                       --------         -------------       ---------
   Outstanding at December 31, 1993                          --                    --             --
   Granted                                              190,000         $       10.00        $ 1,900
   Exercised                                                 --                    --             --
   Cancelled                                                 --                    --             --
                                                       --------         -------------        -------
   Outstanding at December 31, 1994                     190,000         $       10.00          1,900
   Granted                                               76,000          $7.50-$3.13             402
   Exercised                                                 --                    --             --
   Cancelled                                            (20,000)        $       10.00           (200)
                                                       --------         -------------        -------
   Outstanding at December 31, 1995                     246,000         $10.00-$3.13           2,102
   Granted                                              217,000          $2.00-$2.13             460
   Exercised                                                 --                    --             --
   Cancelled                                            (15,000)        $       10.00           (150)
                                                       --------         -------------        -------
   Outstanding at December 31, 1996                     448,000         $10.00-$2.00         $ 2,412
                                                       ========         =============        =======

7. INVENTORIES:

         The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):

                                  1996           1995
                                 -------        -------

   Manufacturing supplies        $ 1,102        $ 1,346
   Raw materials                   5,291          3,189
   Work in progress                4,201          6,033
   Finished goods                  7,939          7,792
                                 -------        -------
                                 $18,533        $18,360
                                 =======        =======

         At December 31, 1996 and 1995, inventories were valued by the last-in first-out ("LIFO") method. If the first-in, first-out ("FIFO") method (which approximates replacement costs) of inventory accounting had been used by the Company, inventories would not have been materially affected.

         Inventories are stated at lower of cost or market with cost determined on a LIFO basis. Cost elements included in inventory are material, labor and factory overhead, primarily using standard cost, which approximates actual cost.

   8. OTHER CURRENT LIABILITIES AND OTHER LIABILITIES:

         Other liabilities as of December 31 consist of the following (dollars in thousands):

        CURRENT                                                     1996           1995
        -------                                                   -------        -------
        Insurance............................................     $ 1,469        $ 2,754
        Salaries, wages, bonuses and other compensation......       1,279          2,741
        Plant consolidations.................................          --          1,187
        Environmental liabilities............................         735            655
        Net liabilities of discontinued operations...........       3,597            793
        Other................................................         743          4,818
                                                                  -------        -------
                                                                  $ 7,823        $12,948
                                                                  =======        =======

        LONG TERM                                                  1996           1995
        ---------                                                 -------        -------
        Pension liability....................................     $ 3,319        $ 6,483
        Environmental liabilities............................       4,301          4,600
        Other post-retirement benefits.......................       4,370          4,249
        Plant consolidation..................................       1,000             --
        Unfavorable lease....................................       1,746          2,351
        Payables related to acquisitions.....................       1,453          1,615
        Other................................................       2,588             88
                                                                  -------        -------
                                                                  $18,777        $19,386
                                                                  =======        =======

   9. DEBT:

        Debt obligations as of December 31 consist of (dollars in thousands):

          Senior Bank Facilities                                    1996           1995
                                                                  -------        -------
              Term Loan (a)...................................    $22,000        $20,650
              Revolving facility (a)..........................     14,929         25,450
          Capitalized lease obligations.......................       220          2,508
          Note Payable Connecticut Development Authority......         65             87
                                                                  -------        -------
                                                                   37,214         48,695
          Less:  Current installments.........................      4,111          4,029
                                                                  -------        -------
                                                                  $33,103        $44,666
                                                                  =======        =======

         (a) The Senior Bank Facilities under the Loan and Security Agreement dated December 30, 1996, consist of (i) two term loans, Term Loan A and Term Loan B in the amounts of $14.0 million and $8.0 million, respectively and (ii) a $20.0 million senior revolving credit facility ("the Revolving Facility") up to which $2.0 million is available for trade letters of credit (which letters of credit are subject to certain fees).

         Loans outstanding as of December 31, 1996, under Term Loan B total $8.0 million and are repayable in consecutive quarterly installments of $1.0 million each beginning March 31, 1997. Loans outstanding under Term Loan A total $14.0 million and are repayable in consecutive quarterly installments of $1.0 million beginning March 31, 1999 through December 31, 2000 and consecutive quarterly installments of $1.5 million from March 31, 2001 to December 30, 2001.

         The Senior Bank Facilities are guaranteed, subject to certain limitations, by all direct and indirect domestic subsidiaries of the Company. The Senior Bank Facilities are secured by a first priority lien or security interest in substantially all the assets of the Company. The Senior Bank Facilities contain representations and warranties, covenants and events of default customary for credit facilities of this nature. Such customary covenants include restrictions on the ability to borrow more debt, acquire other companies, pay dividends, and the use of proceeds from the sale of assets. The Company must maintain certain current asset and debt to equity ratios. In addition, the Company must meet certain coverage tests related to interest and cash flow. The Loan and Security Agreement also provides that it shall be an event of default if, prior to December 31, 1997, Noel ceases to control at least 35% of the voting stock of the Company as a result of Noel's "private sale" (as defined) of shares of Preferred Stock of the Company, without the consent of the lenders (which consent may be withheld only under certain circumstances). The term "private sale" does not include any distribution by Noel of Preferred Stock or Common Stock of the Company to Noel's stockholders or the redemption by the Company of such shares pursuant to the terms of the Company's Restated Certificate of Incorporation.

         Payments on principal of long-term debt outstanding, as of December 31, 1996, required are as follows (dollars in thousands):


                              1997        $ 4,111
                              1998          4,072
                              1999          4,078
                              2000          4,025
                              2001         20,928
                                          -------
                                          $37,214
                                          =======

         These payments may be adjusted based on the Company's proceeds from asset sales and "excess cash flow" as defined in the Loan and Security Agreement.


LEASE PAYMENTS:

         The following is a schedule of future minimum lease payments under capital and non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1996 (dollars in thousands):


         1997                                             $104     $217
         1998                                               60      108
         1999                                               60        6
         2000                                               21       --
         2001                                               --       --
         Later years                                        --       --
                                                          ----     ----
         Total minimum lease payments                      245     $331
                                                                   ====
         Amount representing interest                       25
                                                          ----
         Present value of future minimum lease
           payments (including current portion of $91)    $220
                                                          ====

         Rental expense for premises and machinery and equipment leased by the Company under operating leases was as follows (dollars in thousands):

                            YEARS ENDED DECEMBER 31,
                          1996        1995        1994
                          ----        ----        ----
         Premises         $616        $532        $573
         Machinery          65        $104        $151

11. FINANCIAL INSTRUMENTS:

         The Company's financial instruments are comprised of cash, cash equivalents, accounts receivable, debt, Series B Preferred Stock and the interest rate cap agreement. The carrying amounts of cash, cash equivalents and accounts receivable approximate fair values due to the short-term maturity of the instruments. It was not practicable to obtain an estimate of the fair value of the Company's outstanding debt obligations or Series B Preferred Stock.


12. PENSION PLAN:

         The Company sponsors a defined benefit plan which requires no contribution from the employees. The plan was frozen as of December 31, 1994, and no new employees have been eligible to join this plan after that date. Prior to December 31, 1994, the Plan covered substantially all employees. The employees covered under this plan do not receive any additional accruals for service rendered after December 31, 1994. Plan assets consist principally of common stocks and U.S. Government and corporate obligations.

         Net periodic pension cost of the pension plan was as follows (dollars in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                                 1996            1995            1994
                                                                -------         -------         -------
         Service cost on benefits earned
               during the year ....................             $    --         $    --         $   338
         Interest costs on projected benefit obligations          1,473           1,455           1,354
         Actual return on plan asset...............              (3,239)         (3,558)            (67)
         Net amortization and deferral.............               1,606           2,271          (1,013)
                                                                -------         -------         -------
         Net periodic pension expense (credit).....             $  (160)        $   168         $   612
                                                                =======         =======         =======

         The benefits under this plan are determined based on formulas which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA.

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

         The following table sets forth information on the plan as of December 31 (dollars in thousands):

                                                                  1996            1995
                                                               --------         --------
         Actuarial present value of benefit obligations
            Vested................................             $ 19,488         $ 19,352
                                                               ========         ========
            Accumulated...........................             $ 19,525         $ 19,407
                                                               ========         ========
            Projected.............................             $ 19,525         $ 19,407
         Fair value of plan assets                               19,877           17,202
                                                               --------         --------
         Unfunded (Overfunded)
            projected benefit obligation..........                 (352)           2,205
         Unrecognized gain........................                1,854             (583)
                                                               --------         --------
         Accrued pension cost.....................             $  1,502         $  2,788
                                                               ========         ========

         Assumptions used in measuring the pension obligation at December 31 were:

                                                           1996        1995
                                                           ----        ----
         Weighted average discount rate...............     7.75%        7.5%
         Rate of increase of compensation levels......      N/A         N/A
         Expected long-term rate of return on assets..      9.5%        9.5%

         In addition to its liability for the Company sponsored plan, the Company also had an additional pension liability in the amount of $1.7 million as of December 31, 1996 in connection with a terminated multi-employer plan which the Company is required to fund over a period of twenty years.


13. OTHER POST-RETIREMENT BENEFITS:

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

         Certain benefits are available to full-time employees who were over age 30, as of January 1, 1992, provided such employees work for the Company for 25 years and reach certain ages, but not less than age 55. Employees hired after January 1, 1993 are not eligible to receive benefits under this Plan.

         In its historical financial statements, the Predecessor elected to amortize the January 1, 1993 obligation over a 20 year period. As of October 1, 1993, as required by the purchase method of accounting, the liability as of that date was recorded in the Company's consolidated financial statements.

         The present value of the postretirement benefit accrual at December 31, 1996 and 1995 measured in accordance with the standard at a 7.75% and 8.5% discount rate, respectively, is estimated as follows (dollars in thousands):

                                                          1996          1995
                                                        ------        ------
         Retirees...................................    $3,833        $3,388
         Fully eligible active plan participants....       299           647
         Other active participants..................       371           769
                                                        ------        ------
              Subtotal..............................     4,503         4,804
              Unrecognized net loss.................       133           555
                                                        ------        ------
                                                        $4,370        $4,249
                                                        ======        ======

         An 7.5% discount rate was used to measure expense for the year ended December 31, 1996. An 8.5% discount rate was used to measure expense for the year ended December 31, 1995.

                                                        YEARS ENDED DECEMBER 31,
                                                      1996        1995        1994
                                                      ----------------------------
               Service Cost.....................      $ 25        $ 33        $ 32
               Interest Cost....................       355         367         352
               Amortization of Transition Obligation    20          --          --
                                                      ----        ----        ----
                                                      $400        $400        $384
                                                      ====        ====        ====

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1996 was 10% for 1996, decreasing gradually to 5.5% by the year 2005. A one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $68 thousand and the sum of service costs and interest costs on an annual basis by $6 thousand.


14. PENSION BENEFIT GUARANTY CORPORATION:

         In January 1997, the Pension Benefit Guaranty Corporation ("PBGC") notified the Company that it was considering whether the sale of the Thread division to HP would create an obligation under ERISA to immediately fund, in whole or in part, the Company's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, the Company agreed to provide the PBGC with at least thirty (30) days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity which is projected to occur at any time prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. If the PBGC takes the position that the Company should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position is upheld, the ability of the Company to take any such proposed action could be adversely affected. The Company's unfunded liability to its deferred benefit plan is estimated, in accordance with financial accounting standards, to be $1.502 million as of December 31, 1996. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, the Company's obligation to transfer cash to the plan would be substantially larger than the liability reflected on the balance sheet. Based on preliminary estimates, the obligation to transfer cash in the event of a termination could be $3.5 million to $4.5 million in excess of the balance sheet liability. Any actual amounts transferred in the event of a plan termination would depend on PBGC action and market conditions at the time of transfer and could differ significantly from these estimates. For information with respect to the Company's unfunded liability to its defined benefit plan, see Note 12.


15. STOCKHOLDERS' EQUITY:

         COMMON STOCK

         Each share of Common Stock is entitled to one vote per share. As of December 31, 1996 there were 20,000,000 shares of Common Stock authorized and 7,388,282 shares outstanding. Payment of dividends on the common stock are prohibited under the current terms of the Company's bank credit facility.

         PREFERRED STOCK

         Each share of Series B Preferred Stock is entitled to one vote per share. As of December 31, 1996 there were 21,305,055 shares of Preferred Stock authorized and 20,805,060 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock is entitled to a preference on liquidation equal to $1 per share plus accrued and unpaid dividends at the rate of $.06 per annum per share. There remain 499,995 shares of authorized but unissued shares of blank check Preferred stock.

         Twenty percent of the shares of Series B Preferred Stock amounting to approximately $4.2 million are scheduled to be redeemed by the Company from funds legally available therefore, on March 15th of each year commencing in 1995 and ending in 1999. Such shares may also be redeemed at any time at the Company's option.

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. Both the preferred stock redemptions and the quarterly dividend payments are currently prohibited under the terms of the Company's Loan and Security Agreement. As a result, additional dividends accrue on the scheduled but unpaid dividends at a rate of 6% per annum. The amount of accrued but unpaid dividends at December 31, 1996 was approximately $2.7 million. The amount of scheduled but unpaid Preferred Stock redemptions as of December 31, 1996 was approximately $8.3 million. In addition, the availability of resources to make payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company; and the ability of the Company to obtain financing. In addition, as described in Note 14, the Company has agreed to notify the PBGC thirty (30) days prior to taking certain actions, including the payment of any dividend on or any redemption of stock. The Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC.

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

17. INCOME TAXES:

         The income (loss) before income taxes are for the periods 1996, 1995 and 1994 are substantially all domestic in origin.

         The components of the income tax provision or benefit are (dollars in thousands):


         CONTINUING OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                              1996            1995           1994
                                             -------         -------         ------
         Current provision (benefit)          $  235           $ 360         $1,288
         Deferred provision (benefit)          2,663            (674)           825
                                              ------          ------         ------
                                              $2,898           $(314)        $2,113
                                              ======          ======         ======

         The continuing operations provision is net of extraordinary item benefit of $178 thousand.

DISCONTINUED OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                                1996            1995           1994
                                             -------         -------         ------
         Current provision                      $ 11         $     2         $  260
         Deferred provision (benefit)            270          (6,642)           836
                                               -----         -------         ------
                                                $281         $(6,640)        $1,096
                                                ====         =======         ======

         The Company's tax provision or benefit differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

CONTINUING OPERATIONS

                                                           YEARS ENDED DECEMBER 31,
                                                      1996            1995           1994
                                                    ------         -------         -------
         Federal provision at 34%                   $2,374         $(7,435)        $1,416
         State and local provision, net                207             242            317
         Amortization/write-off of goodwill            289           6,847            333
         Other, net                                     28              32             47
                                                   -------         -------         ------
                                                    $2,898         $  (314)        $2,113
                                                    ======         =======         ======

DISCONTINUED OPERATIONS


                                                     YEARS ENDED DECEMBER 31,

                                                 1996            1995           1994
                                               -------         -------         ------
         Federal provision at 34%                 $243         $(8,378)        $  873
         Foreign loss (income)                      --              30              9
         State and local provision, net             35            (755)           147
         Amortization of goodwill                   --           2,463             67
         Other, net                                  3              --             --
                                                 -----         -------         ------
                                                  $281         $(6,640)        $1,096
                                                 =====         =======         ======

        The income tax benefit applicable to discontinued operations as of December 31, 1995 (in thousand of dollars) consisted of $6,603 from loss on disposal and $37 from loss from operations.

         At December 31, 1996 and 1995, the components of the net deferred tax asset are (dollars in thousands):


                                                             1996            1995
                                                          -------         -------
         Loss on discontinued operations                  $    --         $ 6,658
         Book value of fixed assets over tax basis         (5,065)         (6,893)
         Pension liability                                  1,271           2,533
         Other post-retirement benefit liability            1,719           1,839
         Environmental liabilities                          2,052           2,192
         Operating and capital loss carryforwards           1,960           1,271
         Other, net                                           752           2,228
                                                          -------         -------
                                                          $ 2,689         $ 9,828
                                                          =======         =======

         Net operating losses (NOL) of $4.2 million and capital loss of $683 thousand are available for carryover to offset future taxable income.

         Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 1996 will be realized.


18. EARNINGS PER COMMON SHARE:

         Earnings per common share for the Company have been presented as earnings from continuing operations, earnings from discontinued operations, and earnings from extraordinary item. Earnings per share from continuing operations have been calculated as net income from continuing operations after preferred dividend requirements divided by weighted average common shares outstanding during the period. Earnings per common share from discontinued operations have been calculated as income (loss) from discontinued operations plus net loss on disposition of discontinued operations divided by the weighted average number of common shares outstanding.


19. INDUSTRY SEGMENT DATA:

         The Company operates in two principal segments, Industrial Products and Consumer Products. Industrial involves the production and marketing of industrial threads used in industrial applications. Consumer is involved in the distribution of buttons, notions, braids and yarns to major retail chains and outlets and specialty threads marketed primarily to the wholesale bedding and embroidery market and dental floss. Consumer thread operations, other than dental floss, are conducted principally through operations acquired in 1994 and 1995 (Danfield and Culver, respectively).

         Button sales are made predominantly to retailers, general merchandisers and specialty hobby and craft stores. Thread sales are made to manufacturers and jobbers. Almost all of the Company's Button and Thread customers are located in the United States. The Company grants credit and performs periodic credit evaluations of its customers' financial conditions. (Dollars in thousands).

                                                                 YEARS ENDED DECEMBER 31,
                                                        1996             1995             1994
                                                    --------         --------         --------
         SALES:
         Industrial                                 $ 39,404         $ 45,081         $ 46,600
         Consumer                                     49,201           43,573           30,167
                                                    --------         --------         --------
         Net Sales                                  $ 88,605         $ 88,654           76,767
                                                    ========         ========         ========

         DEPRECIATION AND AMORTIZATION:
         Industrial                                 $  1,416         $  2,302         $  1,837
         Consumer                                      1,451              849              290
         Corporate                                       388              127              124
                                                    --------         --------         --------
         Total depreciation and amortization        $  3,255         $  3,278         $  2,251
                                                    ========         ========         ========

         OPERATING PROFIT:
         Industrial                                 $  5,282         $(24,011)        $  5,296
         Consumer                                     10,020            9,126            7,122
         General corporate expenses, net              (3,504)          (2,982)          (5,033)
         Interest expense                             (4,367)          (4,000)          (3,245)
                                                    --------         --------         --------
         Income before income taxes                 $  7,431         $(21,867)        $  4,140
                                                    ========         ========         ========

         CAPITAL EXPENDITURES:
         Industrial                                 $    407         $  3,254         $  2,364
         Consumer                                        596              527              465
         Corporate                                        --               39              788
                                                    --------         --------         --------
                                                    $  1,003         $  3,820         $  3,617
                                                    ========         ========         ========

                                     DECEMBER 31,   DECEMBER 31,
         IDENTIFIABLE ASSETS:            1996           1995
                                        -------        -------
         Industrial..............       $42,463        $45,358
         Consumer................        36,134         36,059
         Corporate...............         2,828         12,707
                                        -------        -------
         Total Assets............       $81,425        $94,124
                                        =======        =======


20. COMMITMENT AND CONTINGENCIES:

         Although there can be no assurances, based on information currently available, the Company does not believe that the outcome of all known or threatened litigation and other claims will have a material adverse effect on the Company's financial condition, liquidity or operating results.

21. QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

                                                   DECEMBER 31,    SEPTEMBER 30,    JUNE 30,       MARCH 31,
         QUARTER ENDED                                 1996            1996           1996           1996
                                                     --------         -------        -------        -------
         Net sales                                    $21,447         $22,915        $22,236        $22,007
         Cost of sales                                 15,073          15,919         16,234         15,910
                                                     --------         -------        -------        -------
         Gross profit                                 $ 6,374         $ 6,996        $ 6,002        $ 6,097
                                                      =======         =======        =======        =======

         Income  from continuing operations           $   795         $ 1,126        $   603        $   466
         Income  from discontinued operations             125             313             --             45
         Extraordinary item                              (266)             --             --             --
                                                       ------         -------        -------        -------
         Income applicable to common stock            $   654         $ 1,439        $   603        $   511
                                                      =======         =======        =======        =======

         Income (loss) per common share:
         Continuing operations                        $   .11         $   .15        $   .08        $   .06
         Discontinued operations                          .02             .04             --            .01
         Extraordinary item                              (.04)             --             --             --
                                                       ------         -------        -------        -------
                                                      $   .09            $.19        $   .08        $   .07
                                                      =======         =======        =======        =======

                                                          DECEMBER 31,    SEPTEMBER 30,     JUNE 30,       MARCH 31,
         QUARTER ENDED                                       1995             1995            1995           1995
                                                           --------         --------         -------        -------
         Net sales                                         $ 22,885          $20,612         $21,844        $23,313
         Cost of sales                                       18,418           15,212          15,970         16,305
                                                           --------          -------         -------        -------
         Gross Profit                                      $  4,467          $ 5,400         $ 5,874        $ 7,008
                                                           ========          =======        =======        =======

         Income (loss) from continuing operations          $(23,749)         $   151         $   166        $   597
         Income (loss) from discontinued operations         (18,377)             (49)            128            298
                                                                             -------         -------        -------
         Income (loss) applicable to common stock          $(42,126)         $   102         $   294        $   895
                                                           ========          =======         =======        =======

         Income (loss) per common share:
         Continuing operations                             $  (3.21)         $   .02         $   .02        $   .08
         Discontinued operations                              (2.48)            (.01)            .02            .04
                                                           --------          -------         -------        -------
                                                           $  (5.69)         $   .01         $   .04        $   .12
                                                           ========          =======         =======        =======

                1995

                      Results for the fourth quarter of 1995 were negatively
                impacted by the $6.4 million impairment charge, the $17.4 million goodwill write-off, the $1.2 million of other related charges and the $18.4 million loss from discontinued operations. In addition, during each quarter of 1995, the Thread division experienced higher than historical levels of manufacturing inefficiencies due to higher raw material costs, the effects of the consolidation and relocation of facilities that occurred in 1994 and implementation issues related to the new management information system. Results of operations for 1995 also include the effects of the acquisition of Culver Textile Company, Inc. as of August 31, 1995.

22. OTHER:

         The Company has approximately 857 employees, of whom approximately 32 are sales and marketing personnel and the balance are employed in its mills and offices. Approximately 2 employees are covered by one collective bargaining agreement with a labor union. The Company believes relations with its employees are satisfactory.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III.

         Pursuant to instruction (G) 3 to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed by the Company pursuant to regulation 14A on or before April 9, 1996.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 BELDING HEMINWAY COMPANY, INC. AND SUBSIDIARIES

            COLUMN A                    COLUMN B                  COLUMN C                COLUMN D           COLUMN E
--------------------------------   --------------------   --------------------------  -----------------  -----------------

                                                                Additions
--------------------------------   --------------------   --------------------------  -----------------  -----------------
          Description                  Balance at           (1)           (2)             Deductions       Balance at End
                                   Beginning of Period    Charged      Charged to                           of Period
                                                          to Costs       Other
                                                            and         Accounts
                                                          Expenses          *
--------------------------------   --------------------   ---------    -----------  -----------------  -----------------
YEAR ENDED DECEMBER 31, 1996

Allowance deducted from assets
to which they apply:

 Allowance for doubtful accounts        $ 1,312,000        $    --    $        --         $  (373,000)      $   939,000
                                        ===========        =======    ===========         ===========       ===========

YEAR ENDED DECEMBER 31, 1995

Allowance deducted from assets
to which they apply:

 Allowance for doubtful accounts        $ 1,433,000        $    --    $   161,000         $  (282,000)       $1,312,000
                                        ===========        =======    ===========         ===========        ==========


YEAR ENDED DECEMBER 31, 1994

Allowances deducted from assets
to which they apply:

   Allowance for doubtful accounts      $ 1,369,000        $    --    $   108,000         $   (44,000)      $ 1,433,000
                                        ===========        =======    ===========         ===========       ===========


* Allowance for doubtful accounts for acquired companies.

                                  EXHIBIT LIST



       14 (a) Documents filed as part of this Form 10-K:

         1. Financial Statements. A list of financial statements included herein is set forth in the Index to Financial Statements, Schedules and Exhibits appearing in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

         2. Financial Statement Schedules. A list of financial statement schedules included herein is set forth in the Index to Financial Statements, Schedules and Exhibits appearing in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA." All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3. Exhibits Filed Under Item 601 of Regulation S-K.


      EXHIBIT NO.                              DESCRIPTION
      -----------                              -----------

          3.1             Restated Certificate of Incorporation of the Company                        *
                          incorporated by reference to Exhibit 3.1 to the Company Statement on
                          Form 10/A (Amendment No.4), as filed with the Commission on March 3,
                          1994, Commission File No.0-23082.

          3.2             By-laws of the Company incorporated by reference to Exhibit                 *
                          3.2 to the Registration Statement on Form 10/A (Amendment No.3), as
                          filed with the Commission on February 18, 1994, Commission File
                          No.0-23082.

          4.1             See Exhibit 3.1                                                             *

          10.1            Agreement date as of April 13, 1993 between Belding                         *
                          Heminway Company, Inc., Pentapco, Inc. and ConAgra Pet Products
                          Company, incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of Belding Heminway Company, Inc. filed on April 28, 1993
                          (SEC File No. 1-3462).

          10.2            Letter Agreement dated as of July 21, 1993 between Gregory                  *
                          H. Cheskin and Belding Heminway Company, Inc. incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10,
                          as filed with the Commission on December 15, 1993, Commission File
                          No.0-23082.

          10.3            Letter Agreement dated as of August 9, 1993 between Winton                  *
                          J. Tolles and Belding Heminway Company, Inc. incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10,
                          as filed with the Commission on December 15, 1993, Commission File
                          No.0-23082.


          10.4            Agreement and Plan of Merger dated as of June 16, 1993                      *
                          among Noel Group Inc., BH Acquisition Corporation and Belding
                          Heminway Company, Inc. incorporated by reference to Exhibit A to the
                          Schedule 14C Information Statement of Belding Heminway Company filed on October 8, 1993 (SEC File No. 1-3462)

          10.5            Credit Agreement among Belding Heminway Company, Inc.,                      *
                          NationsBank of North Carolina, N.A., Fleet Bank, The Bank of New York
                          and the Daiwa Bank, Ltd. dated as of October 29, 1993 incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10,
                          as filed with the Commission on December 15, 1993, Commission File
                          No.      0-3082.

          10.6            Stock Purchase Agreements dated as of December 17, 1993                     *
                          between Noel Group, Inc., Belding Heminway Company, and the
                          Purchasers listed on the signature pages therein incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10/A
                          (Amendment No.3), as filed with the Commission on February 18, 1994,
                          Commission File No.0-223082.

          10.7            Amendment No. 1 to Credit Agreement dated as of March 23,                   *
                          1994 between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York and the Daiwa Bank Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1994, as filed with the Commission on May 16, 1994,
                          Commission file No. 0-23082.

          10.8            Stock Acquisition Agreement dated June 10, 1994, by and                     *
                          among Belding Heminway Company, Inc., Danfield Threads, Inc., The
                          Bridge Realty Company, Alexander H. Dankin and Dorothy B. Dankin
                          incorporated by reference to exhibit 7(b)(1) the Company's current report on Form 8-K filed with the Commission on June 15, 1994,
                          Commission File No. 0-23082

          10.9            First Amendment to Stock Acquisition Agreement dated June                   *
                          30, 1994 by and among Belding Heminway Company, Inc., Danfield
                          Threads, Inc., The Bridge Realty Company, Alexander H. Dankin and
                          Dorothy B. Dankin incorporated by reference to exhibit 7(b)(2) the
                          Company's current report on Form 8-K filed with the Commission on
                          June 15, 1994, Commission File No. 0-23082

          10.10           Non-Competition Agreement dated June 30, 1994 between                       *
                          Belding Heminway Company, Inc. and Alexander H. Dankin. incorporated by reference to exhibit 7(b)(3) the Company's current report on Form
                          8-K filed with the Commission on June


                          15, 1994, Commission File No. 0-23082

          10.11           Amendment No. 2 to Credit Agreement dated as of June 30,                    *
                          1994 between the Company and NationsBank of North Carolina , N.A.,
                          individually and as agent for Fleet Bank, The Bank of New York and the Daiwa Bank Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1994, as filed with the Commission on August 15, 1994,
                          Commission file No.0-23082.

          10.12           Belding Heminway Company Restated 1994 Voluntary                            *
                          Recapitalization Plan dated as of November 14, 1994, as amended, incorporated by reference to exhibit 7(c)(1) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994,
                          Commission File No. 0-23082.

          10.13           Belding Heminway Company, Inc. 1994 Incentive Program,                      *
                          effective as of December 6, 1994, as amended, incorporated by reference to exhibit 7(c)(2) to the Company's current report on Form
                          8-K filed with the Commission on December 15, 1994, Commission File
                          No. 0-23082.

          10.14           Exchange Agreement dated as of November 14, 1994 between                    *
                          Belding Heminway Company and the holders of its Preferred Stock as amended, incorporated by reference to exhibit 7(c)(3) to the
                          Company's current report on Form 8-K filed with the Commission on
                          December 15, 1994, Commission File No. 0-23082.

          10.15           Amendment to Restated Certificate of Incorporation of                       *
                          Company filed on December 13, 1994, as amended, incorporated by reference to exhibit 7(c)(4) to the Company's current report on Form
                          8-K filed with the Commission on December 15, 1994, Commission File
                          No. 0-23082.

          10.16           Sale - Purchase Agreement dated as of November 24, 1993 by                  *
                          and between Corticelli Real Estate Corporation and Akwa Inc. , incorporated by reference to the corresponding exhibit on Company's annual report  on Form 10-K for the fiscal year ended December 31,
                          1993, as filed with the Commission on March 31, 1994, Commission File
                          No. 1-3462.

          10.17           Amendment No. 3 to Credit Agreement, dated as of February                   *
                          1, 1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995,
                          Commission file

                          No. 0-23082.

          10.18           Amendment No. 4 to Credit Agreement dated as of March 29,                   *
                          1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995,
                          Commission file No. 0-23082.

          10.19           Amendment No. 5 to Credit Agreement dated as of April 17,                   *
                          1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995,
                          Commission file No. 0-23082.

          10.20           Amendment No. 6 to Credit Agreement dated as of August 30,                  *
                          1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November
                          14, 1995, Commission file No. 0-23082.

          10.21           Amendment No. 7 to Credit Agreement dated as of October 31,
                          1995, between the Company and NationsBank of North Carolina, N.A.,                    *
                          individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November
                          14, 1995, Commission file No. 0-23082.

          10.22           Letter Agreement dated October 31, 1995 between the Company
                          and NationsBank of North Carolina, N.A., incorporated by reference to                 *
                          exhibit 10.3 to the Company's quarterly report on Form  10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission file No. 0-23082.

          10.23           Amendment No. 8 to Credit Agreement dated as of March 15,
                          1996, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited.

          10.24           Consulting Agreement, dated March 22, 1996 between the                      *
                          Company and Karen Brenner incorporated by reference to


                          Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996, as filed with the Commission on
                          March 15, 1996, Commission file No. 0-23082.

          10.25           Stock Purchase Agreement, dated July 12, 1996, between the                  *
                          Company and Lewis Textiles Corporation incorporated by reference to
                          Exhibit (a) (1)  to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Commission on August 12, 1996, Commission file No. 0-23082.

          10.26           Amendment, dated as of November 12, 1996 to Credit                          *
                          Agreement, dated as of October 29, 1996 (as previously amended)
                          between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and
                          The Daiwa Bank, Limited, incorporated by reference to Exhibit 10.23A to the Company's Form 10-Q/A for the quarterly period ended September
                          30, 1996, as filed with the Commission on November 25, 1996,
                          Commission file No. 0-23082.

          10.27           Loan and Security Agreement, among the Company,
                          Blumenthal/Lansing Company, The Belding Thread Group LLC, Culver
                          International Inc., Danfield Threads, Inc., American Collars, Inc.,
                          The Bridge Realty Company, Sanwa Business Credit Corporation and
                          Heller Financial, Inc., dated as of December 30, 1996.

          10.28           Separation Agreement, between the Company and Gregory H.
                          Cheskin dated as of October 7, 1996.

          10.29           Separation Agreement, between the Company and Winton J.
                          Tolles dated as of June 20, 1996.

          10.30           Separation Agreement, between the Company and Gary P.
                          Silverman, dated as of January 31, 1997.


          10.31           Selected provisions of the Registrant's Definitive
                          Proxy Statement filed with the Commission on March 3,
                          1997.



          16              Letter from Ernst & Young with respect to change in                         *
                          accountants incorporated by reference to Exhibit 16 to the
                          Registration Statement

          21              Subsidiaries of Belding Heminway Company, Inc.



          *  INCORPORATED BY REFERENCE

                   14 (b). Reports on Form 8-K.  None.

                   14 (c). See item 14 (a)(3), above.

                   14 (d). See item 14 (a)(2), above.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BELDING HEMINWAY COMPANY, INC.


                                       By:/s/ Karen Brenner
                                       -------------------------------------
                                          Karen Brenner, Chairman, President
                                          and Chief Executive Officer

Date:   March 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration in the capacities and on the dates indicated.

Signature                                        Title                              Date
---------                                        -----                              ----
 /s/Karen Brenner                     Karen Brenner, Chairman, President      March  14, 1997
-----------------------------         and Chief Executive Officer
   Karen Brenner


 /s/William L. Bennett                Director                                March  14, 1997
-----------------------------
 William L. Bennett


 /s/Joseph S. DiMartino               Director                                March  14, 1997
-----------------------------
 Joseph S. DiMartino


 /s/Gilbert H. Lamphere               Director                                March  14, 1997
-----------------------------
 Gilbert H. Lamphere


 /s/Robert A. Levinson                Director                                March  14, 1997
-----------------------------
 Robert A. Levinson


 /s/ Samuel F. Pryor,IV               Director                                March  14, 1997
-----------------------------
 Samuel F. Pryor, IV


 /s/Alan E. Woltz                     Director                                March  14, 1997
-----------------------------
 Alan E. Woltz


 /s/Edward F. Cooke                   Vice President, Chief                   March  14, 1997
-----------------------------         Financial Officer
 Edward F. Cooke

                        SUBSIDIARIES OF BELDING HEMINWAY

SUBSIDIARY                                              STATE OF INCORPORATION
----------                                              ----------------------
Belding Heminway Company, Inc.                                 Delaware
Blumenthal/Lansing Company                                     Delaware
Heminway & Bartlett Manufacturing Co.                         Connecticut
Belding Chemical Industries, Inc.                              Delaware
Danfield Threads, Inc.                                        Connecticut
Bridge Realty Company                                         Connecticut
American Collars, Inc.                                        Connecticut
Ailsa Corporation                                              Delaware
Culver International, Inc.                                    New Jersey
Belding Thread  Group, LLC                                    Connecticut

                                  EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION                                           PAGE NO.
-----------                    -----------                                           --------
10.27           Loan and Security Agreement, among the Company,                         52
                Blumenthal/Lansing Company, The Belding Thread Group LLC,
                Culver International Inc., Danfield Threads, Inc., American
                Collars, Inc., The Bridge Realty Company, Sanwa Business
                Credit Corporation and Heller Financial, Inc., dated as of
                December 30, 1996.

10.28           Separation Agreement, between the Company and Gregory                   94
                H. Cheskin dated as of October 7, 1996.

10.29           Separation Agreement, between the Company and Winton                    102
                J. Tolles dated as of June 20, 1996.

10.30           Separation Agreement, between the Company and Gary P.                   110
                Silverman, dated as of January 31, 1997.

10.31           Selected provisions of the Registrant's Definitive                      118
                Proxy Statement filed with the Commission on March 3, 1997.