Form 10-Q
period 1997-03-31
CARLYLE INDUSTRIES INC
filed 1997-05-15
CIK 11027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1997    COMMISSION FILE NO.   0-23082

                                       OR

             (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM       TO


                            CARLYLE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                           13-1574754
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

  ONE PALMER TERRACE
      CARLSTADT, NJ                                              07072
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (201) 935-6220

        FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT:

                         BELDING HEMINWAY COMPANY, INC.,
                                  1430 BROADWAY
                               NEW YORK, NY 10018

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

AS OF MAY 14, 1997, 7,388,282 SHARES OF COMMON STOCK WERE OUTSTANDING.

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072


                                TABLE OF CONTENTS

                                                                                                             PAGE NO.
                                                                                                             --------
Part I -- Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of March 31, 1997 and December 31, 1996.................................                        3

                  Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1997 and 1996.........................                        4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1997 and 1996.........................                        5

                  Notes to Unaudited Consolidated Financial Statements - March 31, 1997......                        6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................                        9

Part II -- Other Information
Item 1.           Legal Proceedings..........................................................           Not Applicable
Item 2.           Changes in Securities......................................................           Not Applicable
Item 3.           Defaults upon Senior Securities............................................                       10
Item 4.           Submission of Matters to a Vote of Security Holders........................                       11
Item 5.           Other Information..........................................................           Not Applicable
Item 6.           Exhibits and Reports on Form 8-K...........................................                       11


         Signatures...........................................................................                      12

               PART I -    FINANCIAL INFORMATION
               ITEM 1.     FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

      ASSETS                                                                MARCH 31, 1997    DECEMBER 31, 1996
      Current Assets:                                                        (UNAUDITED)          (NOTE)
                                                                            --------------    -----------------
          Cash and cash equivalents                                           $    11,512        $    131
          Accounts receivable trade, net                                            2,337           2,847
          Inventories                                                               3,277           2,838
          Net assets of discontinued operations                                        --          52,504
          Current deferred tax asset                                                5,385           2,688
          Other current assets                                                         99             330
                                                                              -----------        --------
                            Total current assets                                   22,610          61,338
                                                                              -----------        --------

      Property, plant and equipment, at cost                                        3,076           3,344
      Less: Accumulated depreciation and amortization                                (772)           (694)
                                                                              -----------        --------
                            Net property, plant and equipment                       2,304           2,650
                                                                              -----------        --------

      Goodwill, net                                                                 2,222           2,246
      Other assets                                                                     --             935
                                                                              -----------        --------
                            Total Assets                                      $    27,136        $ 67,169
                                                                              ===========        ========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
          Accounts payable                                                    $     1,802        $  3,100
          Current maturities of long-term debt                                         77           4,091
          Federal and state income taxes payable                                    8,493              --
          Other current liabilities                                                 3,203           3,155
                                                                              -----------        --------
                                                                                   13,575          10,346

      Long-Term debt                                                                  117          33,058
      Other Liabilities                                                            10,637          11,692
                                                                              -----------        --------
                            Total Liabilities                                      24,329          55,096

      Redeemable Preferred Stock, par value $0.01 per share
          21,305,055 shares authorized;
          Shares issued and outstanding:
             Series A - None
             Series B - 20,805,060                                                 20,805          20,805
          Accumulated dividends on preferred stock                                  3,087           2,739
                                                                              -----------        --------
                                                                                   23,892          23,544
                                                                              -----------        --------
      Common Stock, par value $0.01 per share
          20,000,000 shares authorized;
          Shares issued and outstanding:
             March 31, 1997:  7,388,282                                               74
             December 31, 1996: 7,388,282                                                              74

      Paid in Capital                                                              19,858          19,858
      Retained Earnings                                                           (41,017)        (31,403)
                                                                              -----------        --------
      Total Common Stockholders' Equity                                           (21,085)        (11,471)
                                                                              -----------        --------
      Total Liabilities and Stockholders' Equity                              $    27,136        $ 67,169
                                                                              ===========        ========


      See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED MARCH  31,
                                                   1997           1996
                                                 --------        -------
Net Sales                                        $  5,005        $ 4,871
Cost of Sales                                       2,352          2,452
                                                 --------        -------
                                                    2,653          2,419
Selling, general & administrative expenses          1,287          1,742
Other (income) expense -- net                          (6)            (5)
                                                 --------        -------
Income  from continuing operations before
interest and income taxes                           1,372            682
Interest expense                                       33             --
                                                 --------        -------
Income from continuing operations before
provision for income taxes                          1,339            682
Provision for income taxes                            488            268
                                                 --------        -------
Income from continuing operations                     851            414
Less dividends on preferred stock                     348            332
                                                 --------        -------
Income applicable to common stock
from continuing operations                            503             82
Results of discontinued operations net of
income tax provision:
Income (loss) from operations                        (316)           429
Loss on disposition                                (9,801)            --
                                                 --------        -------
                                                  (10,117)           429
                                                 --------        -------
Net incomes                                      $ (9,614)       $   511
                                                 ========        =======

Earnings per common share:
Continuing operations                            $    .07        $   .01
Discontinued operations                             (1.37)           .06
                                                 --------        -------
Total                                            $  (1.30)       $   .07
                                                 ========        =======
Weighted average common shares
outstanding (in thousands)                          7,388          7,399
                                                 ========        =======

Total depreciation and amortization              $    117        $   119
                                                 ========        =======


See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.

                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED MARCH  31,
                                                                         1997           1996
                                                                       --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                    $    851        $   414
Reconciliation of net income from continuing
   operations to net cash provided by operations:
     Depreciation and amortization                                        117            119
     Deferred tax provision                                               447            225
     Changes in operating assets and liabilities:
                        Accounts receivable, trade                        510            388
                        Merchandise inventories                          (439)           282
                        Federal income taxes receivable                    --            565
                        Other current assets                              231            384
                        Accounts payable                                   98            (49)
                        Other current liabilities                        (333)         1,269
                        Other liabilities                                (192)          (446)
                        Other operating assets and liabilities             --             86
                        Cash flow from discontinued operations         (4,813)        (2,641)
                                                                     --------        -------
                                                                       (3,523)           596
                                                                     --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation                           51,924             --
Capital expenditures                                                      (65)           (19)
Investments in other assets                                                --           (216)
                                                                     --------        -------
                                                                       51,859           (235)
                                                                     --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and capitalized
    lease obligations                                                  20,279          7,800
Repayment of long term debt and capital lease
 obligations                                                          (57,234)        (7,738)
Payment of long term liabilities                                           --           (307)
                                                                     --------        -------
                                                                      (36,955)          (245)
                                                                     --------        -------
Increase (decrease) in cash and cash equivalents                       11,381            116
Cash and cash equivalents beginning of period                             131            996
                                                                     --------        -------
Cash and cash equivalents end of period                              $ 11,512        $ 1,112
                                                                     ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                          $    783        $ 1,011
                                                                     ========        =======
   Income taxes                                                      $     35        $    38
                                                                     ========        =======

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation: The Company and its subsidiary distributes a line of home sewing and craft products, principally buttons. During the quarter, the Company sold its Thread division. (See Note 5).

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                                              MARCH 31, 1997         DECEMBER 31, 1996
                                                              --------------         -----------------
              Raw materials                                        $  2,126              $  1,932
              Work in Progress                                           10                    10
              Finished goods                                          1,141                   896
                                                                   --------              --------
                                                                   $  3,277              $  2,838
                                                                   ========              ========

NOTE 5: DISCONTINUED OPERATIONS

On March 26, 1997, the Company sold the assets and specified liabilities of the Company's Thread Division to Hicking Pentecost PLC. The aggregate cash consideration was $54.9 million of which $3.0 million was placed in escrow subject to certain post-closing adjustments.

In connection with this sale, the Company repaid all of its outstanding bank debt using proceeds received in the transaction. No penalties were incurred by the Company in connection with this prepayment. In addition, the Company will be obligated to pay approximately $8.5 million of income taxes related to the tax gain resulting from this transaction. Nondeductible goodwill associated with the Thread division amounting to approximately $18.0 million was written-off as of the date of sale. Operating results of the Thread division for 1997 through the date of disposition and for all prior periods have been presented as discontinued operations. In addition, the operating results related to the Company's former Home Furnishings division which was sold on July 31, 1996, are also included in discontinued operations through the date of its sale in 1996.

In connection with this transaction, the Company changed its name to Carlyle Industries, Inc.

NOTE 6: PREFERRED STOCK

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock and the Preferred Stock is required to be redeemed by the Company, to the extent of legally available funds, in installments on or prior to March 1999, subject among other things to the approval of the Company's banks. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption, as the Company's lenders declined to approve such payments, however, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to the holders of its Preferred Stock to the extent of its legally available funds. As of March 31, 1997 the accrued but unpaid dividends and redemption payments aggregate $15,507,693. Accrued but unpaid amounts continue to accrue interest at a compound rate of 6% per annum. In addition, the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") thirty days prior to taking certain actions, including any dividend or redemption payments with respect to the Preferred Stock.

The Company expects to enter into discussion with The Noel Group, Inc. ("Noel"), with a view of satisfying its obligations to the Preferred Stockholders in accordance with the terms of its charter to the extent consistent with the Company's resources. The Company may also enter into negotiations to modify the terms of the Preferred Stock, although the Company has not yet determined to do so. If such negotiations are commenced, they may result in an acceleration of the redemption of the Preferred Stock or other modifications to the terms of the Preferred Stock, provided the Company determines that such modifications are in its interest.

The Company intends to fulfill its obligation to the Preferred Stockholders as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As the Company does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, and the ability of the Company to obtain financing, which it has not yet determined to seek. In addition, as the Company has agreed to notify the PBGC prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan.

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS

                              RESULTS OF OPERATIONS


Sales during the first quarter of 1997 totaled $5.0 million. Sales in the first quarter of 1996 totaled $4.9 million for an increase of $.1 million.


Gross margin during the first quarter of 1997 totaled $2.7 million as compared with $2.4 million in the first quarter of 1996.

Selling, general and administrative expenses in the first quarter of 1997 totaled $1.3 million as compared to $1.7 million in the first quarter of 1996. The decrease in selling, general and administrative costs are primarily the result of head count reductions at corporate headquarters during the second half of 1996.


Interest expense incurred in connection with the credit facility outstanding as of December 31, 1996 has been included in results of discontinued operations for the first quarters of 1997 and 1996 as that credit facility was required to be repaid in full in connection with the sale of the Thread division. Interest expense in 1997 represents an interest accrual related to the pension obligation.


The provision for income taxes during the first quarter of 1997 totaled $.5 million as compared to $.3 million during the same period last year. The combined effective income tax rate in 1997 totaled 36.5% as compared to 39.3% in 1996. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.


Preferred dividends during the first quarter of 1997 totaled $.3 million as compared to $.3 million during the same period in 1996. Preferred dividends are accrued and compound at a rate of 6%. No dividend payments have been made by the Company.



                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $11.5 million and trade accounts receivable of $2.3 million.

In connection with the sale of the Thread division, all outstanding bank indebtedness was repaid and the existing bank credit facility was terminated without penalty.

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock and the Preferred Stock is required to be redeemed by the Company, to the extent of legally available funds, in installments on or prior to March 1999, subject among other things to the approval of the Company's banks. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption), as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to the holders of its Preferred Stock to the extent of its legally available funds. As of March 31, 1997 the accrued but unpaid dividends and redemption payments aggregated $15,507,693. Accrued but unpaid amounts continue to accrue interest at a compound rate of 6% per annum. In addition, the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") thirty days prior to taking certain actions, including any dividend or redemption payments with respect to the Preferred Stock.

The Company expects to enter into discussion with The Noel Group, Inc. ("Noel"), with a view of satisfying its obligations to the Preferred Stockholders in accordance with the terms of its charter to the extent consistent with the Company's resources. The Company may also enter into negotiations to modify the terms of the Preferred Stock, although the Company has not yet determined to do so. If such negotiations are commenced, they may result in an acceleration of the redemption of the Preferred Stock or other modifications to the terms of the Preferred Stock, provided the Company determines that such modifications are in its interest.

The Company intends to fulfill its obligation to the Preferred Stockholders as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As the Company does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, and the ability of the Company to obtain financing, which it has not yet determined to seek. In addition, as the Company has agreed to notify the PBGC prior to making any redemption payments, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan.


                               IMPACT OF INFLATION

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


PART II -     OTHER INFORMATION
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              a)   None

              b)   REDEEMABLE SERIES B PREFERRED STOCK
                   Scheduled dividend payments totaling $1,316,018 in 1995, $1,361,230 in 1996 and an additional $347,409 on March 15,
                   1997 remain unpaid and continue to accrue at a compounded rate of 6% per annum. Additionally, the Company has not given effect to certain previously scheduled redemption payments. See "Liquidity and Capital Resources" for a detailed discussion of the Preferred Stock.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              A special meeting of Stockholders was held on March 26, 1997 (the "Meeting"). At the Meeting, the Company's stockholders voted upon and approved the sale of the Company's Thread division to Hicking Pentecost PLC (See Note 5).

              The holders of the Company's Common Stock and Series B Preferred Stock voted as a single class. The number of votes cast for, against or withheld, as well as the number of abstentions is set forth below:

Proposal to approve (a) the asset purchase and sale agreement dated December 12, 1996 between the Company and Hicking Pentecost, PLC (b) the sale of substantially all the business operations and assets of the Company related to the manufacturing, marketing and sale of thread and (c) the amendment to the Company's restated certificate of incorporation to change the name of the Company to Carlyle Industries, Inc.:

             Common Stock                           Series B Preferred Stock                        Total
     --------------------------------         --------------------------------         ---------------------------------
     For         Against      Abstain         For         Against      Abstain         For         Against      Abstain
     ---         -------      -------         ---         -------      -------         ---         -------      -------

  4,988,587      26,363        28,266      20,780,557          --           --     25,769,144       26,363        28,266



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)      EXHIBITS

                         EXHIBIT                                                           SEQUENTIALLY
                          NUMBER                          EXHIBIT                          NUMBERED PAGE

              (b)    REPORTS ON FORM 8-K.
                     During the first quarter of 1997, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
       (Registrant)




/S/ Karen Brenner
--------------------------------------------------------------
Karen Brenner, Chairman, President and Chief Executive Officer



/S/ Edward F. Cooke
--------------------------------------------------------------
Edward F. Cooke, Vice President and Chief Financial Officer



Date:     May 14, 1997