Form 10-Q
period 1997-06-30
CARLYLE INDUSTRIES INC
filed 1997-08-13
CIK 11027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1997    COMMISSION FILE NO.   0-23082

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

AS OF AUGUST 4, 1997, 7,388,282 SHARES OF COMMON STOCK WERE OUTSTANDING.

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

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 1997 and December 31, 1996....................................................3

                  Consolidated Statements of Operations
                  for the Three and Six Months Ended June 30, 1997 and 1996 ...................................4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1997 and 1996..............................................5

                  Notes to Unaudited Consolidated Financial Statements - June 30, 1997 ........................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...............................................9

Part II -- Other Information
Item 1.           Legal Proceedings ..............................................................Not Applicable
Item 2.           Changes in Securities ..........................................................Not Applicable
Item 3.           Defaults upon Senior Securities ............................................................11
Item 4.           Submission of Matters to a Vote of Security Holders ........................................11
Item 5.           Other Information ..............................................................Not Applicable
Item 6.           Exhibits and Reports on Form 8-K ...........................................................12

                  Signatures..................................................................................13

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ASSETS                                                                      JUNE 30, 1997           DECEMBER 31, 1996
Current Assets:                                                              (UNAUDITED)                 (NOTE)
                                                                             -----------                --------
     Cash and cash equivalents                                               $    10,756                $    131
     Accounts receivable trade, net                                                1,883                   2,847
     Inventories                                                                   3,967                   2,838
     Net assets of discontinued operations                                            --                  52,504
     Current deferred tax asset                                                    4,886                   2,688
     Other current assets                                                             51                     330
                                                                             -----------                --------
         Total current assets                                                     21,543                  61,338
                                                                             -----------                --------

Property, plant and equipment, at cost                                             2,482                   3,344
Less: Accumulated depreciation and amortization                                     (642)                   (694)
                                                                             -----------                --------
         Net property, plant and equipment                                         1,840                   2,650
                                                                             -----------                --------

Goodwill, net                                                                      2,199                   2,246
Other assets                                                                          93                     935
                                                                             -----------                --------
         Total Assets                                                        $    25,675                $ 67,169
                                                                             ===========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                        $       846                $  3,100
     Current maturities of long-term debt                                             73                   4,091
     Federal and state income taxes payable                                        8,493                      --
     Other current liabilities                                                     3,114                   3,155
                                                                             -----------                --------
                                                                                  12,526                  10,346
                                                                             -----------                --------

Long-Term debt                                                                       105                  33,058
Other Liabilities                                                                  9,305                  11,692
                                                                             -----------                --------
         Total Liabilities                                                        21,936                  55,096
                                                                             -----------                --------

Redeemable Preferred Stock, par value $0.01 per share 21,305,055 shares authorized; Shares issued and outstanding:
         Series A - None
         Series B - 20,805,060                                                    20,805                  20,805
     Accumulated dividends on preferred stock                                      3,444                   2,739
                                                                             -----------                --------
                                                                                  24,249                  23,544
                                                                             -----------                --------
Common Stock, par value $0.01 per share
      20,000,000 shares authorized;
     Shares issued and outstanding:
         June 30, 1997: 7,388,282                                                     74
         December 31, 1996: 7,388,282                                                                         74

Paid in Capital                                                                   19,858                  19,858
Retained Earnings                                                                (40,442)                (31,403)
                                                                             -----------                --------
Total Common Stockholders' Equity                                                (20,510)                (11,471)
                                                                             -----------                --------
Total Liabilities and Stockholders' Equity                                   $    25,675                $ 67,169
                                                                             ===========                ========

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    THREE MONTHS                  SIX MONTHS
                                                 1997          1996           1997          1996
                                                --------------------       ----------------------
Net Sales                                       $4,470      $  4,623       $  9,475       $ 9,494
Cost of Sales                                    1,939         2,313          4,291         4,765
                                                ------      --------       --------       -------
                                                 2,531         2,310          5,184         4,729
Selling, general & administrative expenses       1,162         1,675          2,449         3,417
Other income (expense) -- net                       --             5              6            10
                                                ------      --------       --------       -------
Income  from continuing operations before
     interest and income taxes                   1,369           640          2,741         1,322
Interest  income (expense)                         106            (5)            73            (5)
                                                ------      --------       --------       -------
Income from continuing operations before
     provision for income taxes                  1,475           635          2,814         1,317
Provision for income taxes                         544           250          1,032           517
                                                ------      --------       --------       -------
Income from continuing operations                  931           385          1,782           800
Less dividends on preferred stock                  356           337            704           669
                                                ------      --------       --------       -------
Income applicable to common stock
     from continuing operations                    575            48          1,078           131
Results of discontinued operations net of
     income tax provision:
         Income (loss) from operations              --           555           (316)          983
         Loss on disposition                        --            --         (9,801)           --
                                                ------      --------       --------       -------
                                                    --           555        (10,117)          983
                                                ------      --------       --------       -------
Net income                                      $  575      $    603       $ (9,039)      $ 1,114
                                                ======      ========       ========       =======
Earnings per common share:
Continuing operations                           $  .08      $    .01       $    .15       $   .02
Discontinued operations                             --           .07          (1.37)          .13
                                                ------      --------       --------       -------
     Total                                      $  .08      $    .08       $  (1.22)      $   .15
                                                ======      ========       ========       =======
Weighted average common shares
     outstanding (in thousands)                  7,388         7,397          7,388       $ 7,399
                                                ======      ========       ========       =======

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                              SIX MONTHS ENDED JUNE  30,
                                                                 1997           1996
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                              $  1,782       $   800
Reconciliation of net income from continuing
   operations to net cash provided by operations:
      Depreciation and amortization                                 188           339
      Deferred tax provision                                        576           436
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                1,290           809
        Merchandise inventories                                  (1,129)         (249)
        Federal income taxes receivable                              --           575
        Other current assets                                        279           462
        Accounts payable                                           (674)         (366)
        Other current liabilities                                  (535)          (74)
        Other liabilities                                          (336)         (866)
        Other operating assets and liabilities                       --          (212)
        Cash flow from discontinued operations                   (5,666)         (749)
                                                               --------       -------
                                                                 (4,225)          905
                                                               --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation                     51,924            --
Capital expenditures                                               (103)          (42)
                                                               --------       -------
                                                                 51,821           (42)
                                                               --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and capitalized
    lease obligations                                            20,279         7,800
Repayment of long term debt and capital lease obligations       (57,250)       (8,724)
                                                               --------       -------
                                                                (36,971)         (924)
                                                               --------       -------
Increase (decrease) in cash and cash equivalents                 10,625           (61)
Cash and cash equivalents beginning of period                       131           996
                                                               --------       -------
Cash and cash equivalents end of period                        $ 10,756       $   935
                                                               ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $    783       $ 2,403
                                                               ========       =======
   Income taxes                                                $    117       $    93
                                                               ========       =======

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation: The Company and its subsidiary distribute a line of home sewing and craft products, principally buttons. During the first quarter, the Company sold its Thread division. (See Note 5).

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                                               JUNE 30, 1997         DECEMBER 31, 1996
                                                               -------------         -----------------
              Raw materials                                        $  1,879              $  1,932
              Work in Progress                                           10                    10
              Finished goods                                          2,078                   896
                                                                   --------              --------
                                                                   $  3,967              $  2,838
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

In connection with this sale, the Company repaid all of its outstanding bank debt using proceeds received in the transaction. No penalties were incurred by the Company in connection with this prepayment. In addition, the Company will be obligated to pay approximately $8.5 million of income taxes related to the tax gain resulting from this transaction in March 1998. Nondeductible goodwill associated with the Thread division amounting to approximately $18.0 million was written-off as of the date of sale. Operating results of the Thread division for 1997 through the date of disposition and for all prior periods have been presented as discontinued operations. In connection with this transaction, the Company changed its name to Carlyle Industries, Inc.

In addition, the operating results related to the Company's former Home Furnishings division which was sold on July 31, 1996, are also included in discontinued operations through the date of its sale in 1996.


NOTE 6:  DEFAULT ON PREFERRED STOCK

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company, to the extent of legally available funds, in installments on or prior to March 1999, subject among other things to the approval of the Company's banks. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments, however, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of June 30, 1997, the accrued but unpaid dividends were $3.4 million and redemption payments in arrears aggregated $12.5 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum. In addition, the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") thirty days prior to taking certain actions, including any dividend or redemption payments with respect to the Preferred Stock.

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

The Company intends to fulfill its obligation to the Preferred Stockholders as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As the Company does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the contemplated negotiations with Noel described above, and the ability of the Company to obtain additional financing. In addition, as the Company has agreed to notify the PBGC prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan.

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULT OF OPERATIONS


                              RESULTS OF OPERATIONS

SECOND QUARTER

Sales during the second quarter of 1997 totaled $4.5 million. Sales in the second quarter of 1996 totaled $4.6 million for a decrease of $.1 million.

Gross margin during the second quarter of 1997 totaled $2.5 million as compared with $2.3 million in the second quarter of 1996.

Selling, general and administrative expenses in the second quarter of 1997 totaled $1.2 million as compared to $1.7 million in the second quarter of 1996. The reduction in selling, general and administrative expense in 1997 as compared to 1996 was primarily the result of the lower corporate administrative headcount and expense.

Interest expense incurred in connection with the credit facilities outstanding during 1996 and through March 27, 1997 has been included in results of discontinued operations as the respective credit facilities were required to be repaid in full in connection with the sale of the Thread division. Interest expense in 1997 included in results of continuing operations represents an interest accrual related to a pension obligation.

The provision for income taxes during the second quarter of 1997 totaled $.5 million as compared to $.3 million during the same period last year. The combined effective income tax rate in 1997 totaled 36.9% as compared to 39.4% in 1996. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the second quarter of 1997 totaled $.4 million as compared to $.3 million during the same period in 1996. Preferred dividends are accrued and compound at a rate of 6% per annum. No dividend payments have been made by the Company. See Note 6 to the unaudited consolidated financial statements.

YEAR-TO-DATE

Sales during the six months ended June 30, 1997 and 1996 totaled $9.5 million.

Gross margin during the six months ended June 30, 1997 totaled $5.2 million as compared to $4.7 million during the comparable period in 1996. The increase in gross margin during the first half of 1997 was the result of favorable product mix.

Selling, general and administrative expense during the six months ended June 30, 1997 totaled $2.4 million as compared to $3.4 million during the first six months of 1996. The reduction in selling, general and administrative expense in 1997 as compared to 1996 was primarily the result of the lower corporate administrative headcount and expense.

Interest expense related to outstanding debt under former credit facilities is classified as discontinued operations during the first six months of 1997 and 1996.

The provision for income taxes during the first six months of 1997 totaled $1.0 million as compared to $.5 million during the comparable period in 1996. The effective income tax rate during the first half of 1997 was 36.7% as compared to 39.3% during the comparable period last year.

Preferred dividends accrued during the first six months of 1997 totaled $704 thousand as compared to $669 thousand during the first six months of 1996.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $10.8 million and trade accounts receivable of $1.9 million. In connection with the sale of the Thread division, the Company estimates that it will be obligated to pay approximately $8.5 million of income taxes in March 1998.

In connection with the sale of the Thread division, all outstanding bank indebtedness was repaid and the existing bank credit facility was terminated without penalty.

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company, to the extent of legally available funds, in installments on or prior to March 1999, subject among other things to the approval of the Company's banks. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments, however, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of June 30, 1997, the accrued but unpaid dividends were $3.4 million and redemption payments in arrears aggregated $12.5 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum. In addition, the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") thirty days prior to taking certain actions, including any dividend or redemption payments with respect to the Preferred Stock.

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

The Company intends to fulfill its obligation to the Preferred Stockholders as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As the Company does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, and the ability of the Company to obtain additional financing. In addition, as the Company has agreed to notify the PBGC prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan.

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


PART II - OTHER INFORMATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              a)  None

              b)  REDEEMABLE SERIES B PREFERRED STOCK
                  Scheduled dividend payments totaling $1,316,018 in 1995, $1,361,230 in 1996 and an additional $707,793 in 1997 remain unpaid and continue to accrue at a compounded rate of 6% per annum. Additionally, the Company has not given effect to certain previously scheduled redemption payments. See Note 6 to the unaudited consolidated financial statements for a detailed discussion of the Preferred Stock.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The Annual Meeting of Stockholders of Carlyle Industries, Inc. was held on April 22, 1997 for the following purposes:

              1) To elect four directors to serve until the next Annual Meeting of Stockholders and until their successors are elected.

              2) To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

              3) To vote on the approval of certain amendments to the Company's 1994 Incentive Program.

              The holders of the Company's Common Stock and Series B Preferred Stock voted as a single class. The number of votes cast for, against or withheld, as well as the number of abstentions is set forth below:

Shares eligible to Vote: 28,193,342

                Proposal No 1                               Proposal No 2                                 Proposal 3
----------------------------------------      ---------------------------------------      -------------------------------------
     For          Against        Abstain         For           Against        Abstain          For         Against       Abstain
     ---          -------        -------         ---           -------        -------          ---         -------       -------
 26,151,564        5,861         297,644      26,447,550        4,631          2,887       24,585,242      487,054        34,436
    92.8%           0.0%           1.1%         93.8%            0.0%           0.0%           87.2%         1.7%          0.1%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              A)      EXHIBITS

    EXHIBIT                                                               SEQUENTIALLY
    NUMBER                            EXHIBIT                             NUMBERED PAGE
    ------                            -------                             -------------


              (B)     REPORTS ON FORM 8-K.
                      On April 9, 1997, the Company filed a Current Report on Form 8-K to reflect the sale of its Thread division to Hicking Pentecost, PLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
       (Registrant)


/S/ Karen Brenner
--------------------------------------------------------------------------------
Karen Brenner, Chairman, President and Chief Executive Officer


/S/ Edward F. Cooke
--------------------------------------------------------------------------------
Edward F. Cooke, Vice President and Chief Financial Officer



Date: