Form 10-Q
period 1997-09-30
CARLYLE INDUSTRIES INC
filed 1997-10-23
CIK 11027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 COMMISSION FILE NO. 0-23082

                                       OR

              ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM    TO


                            CARLYLE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                               13-1574754
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

            ONE PALMER TERRACE                                          07072
              CARLSTADT, NJ                                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

AS OF OCTOBER 17, 1997, 7,382,782 SHARES OF COMMON STOCK WERE OUTSTANDING.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
Part I --  Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of September 30, 1997 and December 31, 1996......................3

           Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30, 1997 and 1996 ....4

           Consolidated Statements of Cash Flows
           for the nine Months Ended September 30, 1997 and 1996...............5

           Notes to Unaudited Consolidated Financial Statements -
           September 30, 1997..................................................6

Item 2.
           Management's Discussion and Analysis of
           Financial Condition and Results of Operations ......................9

Part II -- Other Information

Item 1.    Legal Proceedings .....................................Not Applicable

Item 2.    Changes in Securities .................................Not Applicable

Item 3.    Defaults upon Senior Securities ...................................11

Item 4.    Submission of Matters to a Vote of Security Holders ...Not Applicable

Item 5.    Other Information .....................................Not Applicable

Item 6.    Exhibits and Reports on Form 8-K ..................................11
           Signatures.........................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

    ASSETS                                                                SEPTEMBER 30, 1997 DECEMBER 31, 1996
    Current Assets:                                                           (UNAUDITED)         (NOTE)
                                                                          ------------------ -----------------
       Cash and cash equivalents                                               $ 11,586         $    131
       Accounts receivable trade, net                                             2,019            2,847
       Inventories                                                                3,215
                                                                                                   2,838
       Net assets of discontinued operations                                         --           52,504
       Current deferred tax asset                                                 4,397            2,688
       Other current assets                                                         111              330
                                                                               --------         --------
                   Total current assets                                          21,328           61,338
                                                                               --------         --------

    Property, plant and equipment, at cost                                        2,509            3,344
    Less: Accumulated depreciation and amortization                                (688)           (694)
                                                                               --------         --------
                   Net property, plant and equipment                              1,821            2,650
                                                                               --------         --------

    Goodwill, net                                                                 2,175            2,246
    Other assets                                                                     63              935
                                                                               --------         --------
                   Total Assets                                                $ 25,387         $ 67,169
                                                                               ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts payable                                                        $    582         $  3,100
       Current maturities of long-term debt                                          74            4,091
       Federal and state income taxes payable                                     8,423               --
       Other current liabilities                                                  2,501            3,155
                                                                               --------         --------
                                                                                 11,580           10,346
                                                                               --------         --------

    Long-Term debt                                                                   92           33,058
    Other Liabilities                                                             9,021           11,692
                                                                               --------         --------
                   Total Liabilities                                             20,693           55,096
                                                                               --------         --------
    Redeemable Preferred Stock, par value $0.01 per share
       21,305,055 shares authorized;
       Shares issued and outstanding:
                   Series A - None
                   Series B - 20,805,060                                         20,805           20,805
       Accumulated dividends on preferred stock                                   3,810            2,739
                                                                               --------         --------
                                                                                 24,615           23,544
                                                                               --------         --------
    Common Stock, par value $0.01 per share
        20,000,000 shares authorized;
       Shares issued and outstanding:
          September 30, 1997: 7,382,782                                              74
          December 31, 1996: 7,388,282                                                                74

    Paid in Capital                                                              19,858           19,858
    Retained Earnings                                                           (39,853)         (31,403)
                                                                               --------         --------
    Total Common Stockholders' Equity                                           (19,921)         (11,471)
                                                                               --------         --------
    Total Liabilities and Stockholders' Equity                                 $ 25,387         $ 67,169
                                                                               ========         ========

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS                      NINE MONTHS
                                                    1997            1996             1997             1996
                                                  ------------------------         -------------------------
Net Sales                                            5,050        $  6,702         $ 14,525         $ 16,196
Cost of Sales                                        2,568           3,175            6,859            7,940
                                                  --------        --------         --------         --------
                                                     2,482           3,527            7,666            8,256
Selling, general & administrative expenses           1,070           1,819            3,519            5,236
Other income (expense) -- net                            3              38                9               48
                                                  --------        --------         --------         --------
Income  from continuing operations before
     interest and income taxes                       1,415           1,746            4,156            3,068
Interest income (expense) -- net                        91             (10)             164              (15)
                                                  --------        --------         --------         --------
Income from continuing operations before
     provision for income taxes                      1,506           1,736            4,320            3,053
Provision for income taxes                             550             668            1,582            1,186
                                                  --------        --------         --------         --------
Income from continuing operations                      956           1,068            2,738            1,867
Less dividends on preferred stock                      367             345            1,071            1,014
                                                  --------        --------         --------         --------
Income applicable to common stock
     from continuing operations                        589             723            1,667              853
Results of discontinued operations net of
  income tax provision:
     Income (loss) from operations                      --             716             (316)           1,700
     Loss on disposition                                --              --           (9,801)              --
                                                  --------        --------         --------         --------
                                                        --             716          (10,117)           1,700
                                                  --------        --------         --------         --------
Net income                                        $    589        $  1,439         $ (8,450)        $  2,553
                                                  ========        ========         ========         ========

Earnings per common share:
Continuing operations                             $    .08        $    .10         $    .23         $    .12
Discontinued operations                                 --             .09            (1.37)             .23
                                                  --------        --------         --------         --------
     Total                                        $    .08        $    .19         $  (1.14)        $    .35
                                                  --------        --------         --------         --------
Weighted average common shares
     outstanding (in thousands)                      7,384           7,392            7,387            7,397
                                                  ========        ========         ========         ========

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              NINE MONTHS ENDED SEPTEMBER  30,
                                                                   1997             1996
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                $  2,738         $  1,867
Reconciliation of net income from continuing
  operations to net cash provided by operations:
    Depreciation and amortization                                     258              300
    Deferred tax provision                                          1,065              436
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                    1,154            1,033
      Merchandise inventories                                        (377)             827
      Federal income taxes receivable                                  --              575
      Other current assets                                            219           (1,019)
      Accounts payable                                               (938)          (1,345)
      Other current liabilities                                      (452)             273
      Other liabilities                                              (620)            (343)
      Other operating assets and liabilities                           --             (511)
      Cash flow from discontinued operations                       (6,403)           8,330
                                                                 --------         --------
                                                                   (3,356)          10,423
                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation                       51,924               --
Capital expenditures                                                 (130)            (139)
                                                                 --------         --------
                                                                   51,794             (139)
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and capitalized
   lease obligations                                               20,279            7,800
Repayment of long term debt and capital lease obligations         (57,262)         (18,467)
                                                                 --------         --------
                                                                  (36,983)         (10,667)
                                                                 --------         --------
Increase (decrease) in cash and cash equivalents                   11,455             (383)
Cash and cash equivalents beginning of period                         131              996
                                                                 --------         --------
Cash and cash equivalents end of period                            11,586         $    613
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                       $    824         $  3,393
                                                                 ========         ========
  Income taxes                                                   $    143         $    103
                                                                 ========         ========

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                     SEPTEMBER 30, 1997    DECEMBER 31, 1996

         Raw materials                        $1,612        $ 1,932
         Work in Progress                         10             10
         Finished goods                        1,593            896
                                               -----          -----
                                              $3,215         $2,838
                                              ======         ======

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


NOTE 6: DEFAULT ON PREFERRED STOCK

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company, to the extent of legally available funds, in installments on or prior to March 1999, subject among other things to the approval of the Company's banks. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments, however, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of September 30, 1997, the accrued but unpaid dividends were $3.8 million and redemption payments in arrears aggregated $12.9 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum. In addition, the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") thirty days prior to taking certain actions, including any dividend or redemption payments with respect to the Preferred Stock.

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

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS



                              RESULTS OF OPERATIONS

THIRD QUARTER

Sales during the third quarter of 1997 totaled $5.0 million. Sales in the third quarter of 1996 totaled $6.7 million. The sales for the third quarter of 1996 included the initial placement of a new program with a major customer. The third quarter 1997 sales were impacted by store closings and product assortment changes with key customers.

Gross margin during the third quarter of 1997 totaled $2.5 million as compared with $3.5 million in the third quarter of 1996. Gross margin percentage for the third quarter of 1997 was 50.0% as compared to 52.2% in 1996. The decrease in gross margin percentage for the quarter is the result of product assortment changes and store closings with key accounts.

Selling, general and administrative expenses in the third quarter of 1997 totaled $1.1 million as compared to $1.8 million in the third quarter of 1996. The reduction in selling, general and administrative expense in 1997 as compared to 1996 was primarily the result of the lower corporate administrative headcount and expense.

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

The provision for income taxes during the third quarter of 1997 totaled $.6 million as compared to $.7 million during the same period last year. The combined effective income tax rate in 1997 totaled 36.5% as compared to 38.5% in 1996. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the third quarter of 1997 totaled $.4 million as compared to $.3 million during the same period in 1996. Preferred dividends are accrued and compound at a rate of 6% per annum. No dividend payments have been made by the Company. See Note 6 to the unaudited consolidated financial statements.

YEAR-TO-DATE

Sales during the nine months ended September 30, 1997 totaled $14.5 million as compared to $16.2 million during the comparable period in 1996. 1997 sales have decreased due to store closings and product assortment changes by key accounts. In addition, the third quarter of 1996 sales included the initial placement of a new program with a major customer.

Gross margin during the nine months ended September 30, 1997 totaled $7.7 million as compared to $8.3 million during the comparable period in 1996. The gross margin percentage during the first nine months of 1997 was 52.8% compared to 51.0% for 1996. The improvement in 1997 is the result of favorable product mix.

Selling, general and administrative expense during the nine months ended September 30, 1997 totaled $3.5 million as compared to $5.2 million during the first nine months of 1996. The reduction in selling, general and administrative expense in 1997 as compared to 1996 was primarily the result of the lower corporate administrative headcount and expense.

Interest expense related to outstanding debt under former credit facilities is classified as discontinued operations during the first nine months of 1997 and 1996.

The provision for income taxes during the first nine months of 1997 totaled $1.6 million as compared to $1.2 million during the comparable period in 1996. The effective income tax rate in 1997 was 36.6% as compared to 38.8% during the comparable period last year.

Preferred dividends accrued during the first nine months of 1997 totaled $1.1 million as compared to $1.0 million during the first nine months of 1996.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $11.6 million and trade accounts receivable of $2.0 million. In connection with the sale of the Thread division, the Company estimates that it will be obligated to pay approximately $8.5 million of income taxes in March 1998.

In connection with the sale of the Thread division, all outstanding bank indebtedness was repaid and the existing bank credit facility was terminated without penalty.

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company, to the extent of legally available funds, in installments on or prior to March 1999, subject among other things to the approval of the Company's banks. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments, however, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of September 30, 1997, the accrued but unpaid dividends were $3.8 million and redemption payments in arrears aggregated $12.9 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum. In addition, the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") thirty days prior to taking certain actions, including any dividend or redemption payments with respect to the Preferred Stock.

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


PART II - OTHER INFORMATION
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         a)   None

         b)   REDEEMABLE SERIES B PREFERRED STOCK

              Scheduled dividend payments totaling $1,316,018 in 1995, $1,361,230 in 1996 and an additional $1,073,627 in 1997 remain unpaid and continue to accrue at a compounded rate of 6% per annum. Additionally, the Company has not given effect to certain previously scheduled redemption payments. See Note 6 to the unaudited consolidated financial statements for a detailed discussion of the Preferred Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   EXHIBITS

              None

         (b)  REPORTS ON FORM 8-K.

              During the third quarter of 1997, the Company did not file a Current Report on Form 8-K.

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

CARLYLE INDUSTRIES, INC.
     (Registrant)


/S/ Karen Brenner
--------------------------------------------------------------
Karen Brenner, Chairman, President and Chief Executive Officer



/S/ Robin Hoy
--------------------------------------------------------------
Robin Hoy, Chief Accounting Officer



Date: October 23, 1997