Form 10-K
period 1997-12-31
CARLYLE INDUSTRIES INC
filed 1998-03-26
CIK 11027

                             SECURITIES AND EXCHANGE
                                   COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997 Commission file number: 1-3462

                            CARLYLE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                          13-1574754
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

1 Palmer Terrace, Carlstadt, New Jersey                            07072
(Address of principal executive offices                          (Zip Code)

        Registrant's telephone number, including area code: (201)935-6220

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes__ No X

         As of March 9, 1998, 7,382,782 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $7,654,871. This figure was calculated on the basis of the closing price of a share of Common Stock of Registrant on the New York Stock Exchange on March 9, 1998. As used herein, non-affiliates means all stockholders of Registrant other than executive officers, directors and 5% shareholders.

         The information required by Part III of Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with its annual meeting scheduled for May 14, 1998.

         This Annual Report on Form 10-K (the "Annual Report") contains statements which constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy;(iv) customer concentration and the increasing consolidation of the Company's customer base and (v) the declaration and payment of dividends. Shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

PART I

ITEM 1.  BUSINESS OF THE COMPANY

         Carlyle Industries, Inc. (the "Company" f/k/a Belding Heminway Company, Inc.) and its subsidiaries distribute a line of home sewing and craft products, principally buttons. The Company currently operates in one industry segment. For additional information on Industry Segments, see "Note 18 of the Company's Consolidated Financial Statements".

         The Company was the surviving corporation in a merger (the "Merger") with BH Acquisition Corporation, a Delaware corporation wholly-owned by Noel Group, Inc. ("Noel"). The Merger, completed on October 29, 1993, was the second step of a transaction pursuant to which Noel acquired the entire equity interest in the Company. References herein to the "Predecessor" shall be deemed to refer to the Company, as it existed prior to October 1, 1993. The Company's principal executive offices are located in 7,307 square feet of leased premises at One Palmer Terrace, Carlstadt, New Jersey and its telephone number is 201-935-6220.

         On March 26, 1997, the Company sold the assets and specified liabilities of its former Thread division to an affiliate of Hicking Pentecost PLC ("HP") for an aggregate cash consideration of $54.9 million of which $3.0 million was placed in escrow subject to certain post-closing adjustments, plus the assumption of approximately $6.8 million of liabilities.

         The Company's button business is conducted through the Blumenthal/Lansing Company, which was formed from the merger of B. Blumenthal & Co., Inc., a wholly-owned subsidiary of the Company, and Lansing Company, B. Blumenthal's wholly-owned subsidiary. The corporate name was changed to Blumenthal/Lansing Company on January 1, 1995.

         Products. The Company packages and distributes an extensive variety of buttons and embellishments for home sewing and crafts to mass merchandisers, specialty chains and independent retailers and wholesalers throughout the United States. Buttons, embellishments and buckles, sold under the La Mode (R) and Le Chic (R) registered trademarks and the Le Bouton, La Petite, Classic and Boutique brand names, are available in thousands of styles, colors, materials and sizes to meet every consumer need. The Company also produces and distributes a private-label line for one of the nation's best-known retailers. The Company also markets complimentary product lines, including appliques, craft kits and fashion and jewelry accessories to its home sewing and craft customers.

         Markets. The Company's products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating and garment manufacturing on a small scale and done by dressmakers and other cottage industry consumers. The market is concentrated and is served by large fabric specialty chains, mass merchandisers, local and regional fabric specialty chains of 4 to 25 stores, independent fabric stores, notions wholesalers and craft stores and chains. During the years ended December 31, 1997 and 1996 sales to three major customers (Wal-Mart, Fabri-Centers of America and Hancock Fabrics) accounted for 78% and 75% respectively of the Company's aggregate sales volume. A reduction in sales among any of these customers could adversely impact the financial condition and results of operations of the Company.

         Product Sourcing, Distribution and Sales. The button lines are sourced from more than 75 button manufacturers around the world, with most buttons coming from the traditional markets of Holland, Italy and the Orient. Button manufacturers specialize in different materials (plastic, wood, glass, leather, metal, jewel, pearl, etc.) and have varying approaches to fashion, coloration, finishing and other factors.

         All imported and domestically purchased buttons are shipped to the Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal/Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Shipments are made primarily to individual stores with a small percentage to warehouse locations.

         The Company's accounts include major fabric specialty chains, most mass merchandisers carrying buttons, most regional fabric specialty chains and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service for hundreds to thousands of locations nationwide. The Company enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 20 years. Due to the large account nature of its customer base, most customer contact is coordinated by management; additional sales coverage is provided by regional sales managers. Certain retailers are serviced by independent representatives and representative organizations.

         Competitive Factors. The retail button market is served by several competitors. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. Management believes that the principal bases for competition are product innovation, range of selection, brand names, price, display techniques and speed of distribution.

         Management believes that retail button distribution depends on trends in the home-sewing market, which management believes is mature. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings. In response to this trend, the Company has broadened its button product line to include embellishments and novelty buttons used now in the craft industry which is not viewed as a mature market.

         The bulk of the Company 's revenues are derived in the United States. In 1997, less than 1% of revenues related to export sales. Inventory levels remain relatively constant throughout the year. The Company's policies related to merchandise return and payment terms are in accordance with industry standards.

         Employees; Labor Relations. The Company has approximately 140 employees, none of whom are covered by a collective bargaining agreement. Management believes relations with employees are satisfactory.

         Properties. The Company operates from a 104,000 square foot packaging and distribution facility located in Lansing, Iowa which is owned by the Company. Corporate headquarters and divisional management, sales and marketing, product development, fashion and purchasing are headquartered in a 7,307 square foot office facility in Carlstadt, New Jersey which is leased by the Company. Management believes that the Company's facilities are in good condition and adequate for the Company's present and reasonably foreseeable future needs.

         The Company owns a former dye facility that is currently in disrepair located in Emporia, Virginia, which is leased to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease with a nominal base rent. In addition, the Company also owns two facilities no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 48,000 square feet are leased to unrelated third parties and a former production facility at North Grosvenordale, Connecticut, that is currently in disrepair.

         Current Backlog. The Company fills at least 95% of its orders within 48 hours and as a result had no backlog of any significance at either December 31, 1997 or 1996.

DISCONTINUED OPERATIONS

         In March 1997 the Company completed the sale of its Thread division. Proceeds received on the sale adjusted for closing costs and changes in working capital of the division subsequent to September 30, 1996 totaled $54.9 million cash (of which $3.0 million was placed in escrow) plus the assumption of approximately $6.8 million of liabilities. A portion of the proceeds was used to pay down the Company's outstanding bank debt. Consequently, the results of operations of the Thread division for 1997 and all prior periods have been classified as discontinued operations. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

         Following is a summarized description of the Thread division operation:

         The business of the Company's Thread division which was headquartered in Charlotte, North Carolina, was conducted through various subsidiaries, including a wholly-owned subsidiary, The Carlyle Thread Group, LLC, a Connecticut limited liability company ("CTG"), which was formed through the transfer of the net assets of the Belding Corticelli Thread Company, a division of the Company ("BCTC"), and the Carlyle Manufacturing Company, Inc., a wholly-owned subsidiary of the Company ("CM"). The Thread division also included the business of Carlyle Threads, Inc. ("CTS") which was acquired in June 1994 and Carlyle International, Inc. and Culver Textile Corp. (together, "Culver") which was acquired in August 1995. CTS and Culver were merged in August 1996 with CTS continuing as the surviving corporation. The Thread division manufactured and marketed industrial thread and special engineered yarn used in non-sewing products. CTS's and Culver's main products were specialty threads marketed primarily to the wholesale bedding and embroidery market.

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

         The Home Furnishings division operated under the name Belding Hausman, was vertically integrated and produced low to medium priced natural and synthetic, woven, patterned and solid fabrics for use in decorative home furnishing products such as draperies, upholstery, slipcovers and pillows.


ITEM 2.  PROPERTIES

     See ITEM 1.


ITEM 3.  LEGAL PROCEEDINGS

         General. The Company is not currently a party to any significant litigation except as indicated below.

         Environmental Matters. The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters. In addition, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state statutes generally impose joint and several liability on present and former owners and operators, transporters and generators for remediation of contaminated properties regardless of fault. These parties are typically identified as "potentially responsible parties" or PRP.

         Several years ago a property owned by the Carlyle Manufacturing Company, Inc. ("CM") located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing has occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

         CM owns an inactive facility located in North Grosvenordale, Connecticut at which soil contamination has been found. The Company reported this contamination to the CTDEP in 1989 and is presently working with the CTDEP to define remedial options for the site, which it expects will focus primarily on removal and possible stabilization of contaminated soil on site. The Company estimates the cost of remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. As the actual cost of remediation at this site will depend on the areal extent of soil contamination and the remediation options approved for this site in the future by the CTDEP, no assurances can be given that the actual cost will not be higher than the Company's current estimate.

         In or about June 1992 the Company received notices from the EPA that the Company, Belding Corticelli Thread Co. ("BCTC") and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site").

         The Company settled its alleged liability in this matter by paying one thousand six hundred twenty six dollars ($1,626) in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS and the first NTCRA have been completed. The aggregate cost to complete the second NTCRA is estimated at approximately $3 million. BCTC and CM have been allocated .03% and 1.19%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. The EPA is expected to issue its "Record of Decision" concerning the final remedy at the SRS site during 1998. The Company is unable, at this time, to estimate the ultimate cost of the remedy for this site.

         By letter dated January 21, 1994, the EPA gave notice to CM that it had been identified as a PRP along with about 335 other parties in connection with the alleged release of hazardous waste at the Old Southington Landfill Superfund site located in Southington, Connecticut (the "OSL site"). The EPA's claim is predicated on the allegation that certain waste sent to the SRS site prior to October 1967 was commingled and transshipped to the OSL site.

         On September 3, 1996, CM entered into an agreement (with the EPA and other members of the SRS PRP Group) to settle its liability in connection with the First Operable Unit of work ("OU#1") at the OSL site for two thousand dollars ($2,000). The foregoing settlement is contingent upon court approval of the OU#1 Consent Decree.

         In September 1997, Pratt and Whitney and the Town of Southington proposed a de minimis settlement which would allow CM and certain other members of the SRS PRP Group (as well as certain Direct Shippers) to settle their future OSL site liability for a sum certain (subject to certain reservation of rights by the U.S.) Under this proposal, it is anticipated that CM's required payment will be no greater than five thousand dollars ($5,000). CM has accepted the de minimis offer.

         The U.S. and the other parties to the above de minimis settlement are presently negotiating the terms of a Consent Decree which will memorialize the settlement. The de minimis settlement will be contingent upon court approval of this Consent Decree.

         By letter dated October 30, 1987, the Department of Environmental Protection of the State of New Jersey ("DEP") notified the Company that CM, together with 122 other parties, had been identified as a party responsible for cleanup costs and damage claims paid in connection with the Chemical Control Corporation hazardous waste site located in Elizabeth, New Jersey (the "CCC site"). Pursuant to the New

Jersey Spill Compensation and Control Act, the DEP and the Spill Compensation Fund (the "Fund") have demanded payment of $34 million. The DEP and the Fund reserved the right to collect any costs and damages incurred during the ongoing cleanup of the CCC site. The Company has cooperated with the committees established to represent the interest of the parties in negotiations with the DEP. The committees have advised the Company that there may be defenses to the claim.

         Negotiations with the State of New Jersey concerning the settlement of the State's past costs for the CCC site have been ongoing since March of 1995. A draft settlement agreement has been prepared and negotiations concerning the terms and conditions of such settlement are continuing.

         Given the de minimis nature of CM's alleged contribution of waste disposed of at the CCC site (less than 1%), the Company currently believes that its liability for this site shall not exceed $200,000, although no assurance can be given that the ultimate cost will not exceed such amount.

         By third-party summons and complaint dated November 27, 1991, CM was named as a third-party defendant in an action pending in the United States District Court for the District of Rhode Island entitled United States v. Davis. In addition to CM, approximately 60 other companies were joined as third-party defendants. Amended third-party complaints have named additional third-party defendants. The third-party complaint against CM alleges claims for contribution under CERCLA, common law indemnification and state law contribution. The third-party complaint alleges that CM (and the majority of the other third-party defendants) shipped waste to the CCC site, which waste was commingled and then shipped to the Davis Liquid Waste site located in Smithfield, Rhode Island.

         CM has entered into an agreement to settle liability in connection with the above claims for payment of the sum of $200,000. The foregoing settlement agreement is contingent upon Court approval of Consent Decrees between (i) the U.S., CM and other settling parties and (ii) the state of Rhode Island, CM and other settling parties. The United States District Court approved the Consent Decree involving the U.S. in February 1998 but it remains subject to appeal. As of December 31, 1997, payments totaling $176,000 have been made in connection with this settlement.

         The estimates provided above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with their participation as part of the PRP group at the SRS, OSL and CCC sites. The reserve the Company has established for environmental liabilities, in the amount of $1.9 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations of the Company and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

         Escrow Agreement. In connection with the sale of the Thread division to an affiliate of HP, $3.0 million of the proceeds were placed in escrow. Pursuant to an indemnification obligation arising from the sale of the Thread division, the Company has assumed the defense and indemnity of Barbour Threads, Inc. ("Barbour"), as the successor in interest to Carlyle Threads, Inc., Barbour Industries, Inc. and Blue Mountain Industries, Inc. and an individual, H.D. Whitlow ("Whitlow"), in an adversary proceeding which relates to a Chapter 11 reorganization, In re Needlecraft Industries, Inc. ("Needlecraft"), Case No. LA 97-41233 LF (the "Needlecraft Claim"). The Company has no role in the bankruptcy or the prosecution of Barbour's claims against Needlecraft. In the adversary proceeding, Needlecraft seeks compensatory damages of $600,000 and punitive damages of $1 million, reformation of contract, and declaratory relief from Barbour for alleged breach of an oral contract, detrimental reliance, and negligent and intentional interference with prospective economic advantage. At a hearing on January 6, 1998, the Bankruptcy Court dismissed the claims against Whitlow for lack of subject matter jurisdiction. Needlecraft has recently filed a notice of appeal from the dismissal. No discovery has occurred.

         It is HP's position that any amounts payable to Needlecraft as a result of the Needlecraft Claim would be recoverable by HP or its affiliates from the escrowed portion of the purchase price paid for the Thread division. The Company believes that there are meritorious defenses to the Needlecraft Claim and has reserved its rights with respect to HP's indemnification claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A) Market Information. The Company's Common Stock has been trading on the NYSE, under the symbol CRL since March 27, 1997 and as BHY from February 15, 1995 to March 26, 1997. The following table sets forth certain information as to the high and low sales prices per share of the Company's Common Stock as quoted on the NYSE for each of the last two years.

              CALENDAR YEAR                     COMMON STOCK
              -------------                     ------------
             1996                             Low         High
             ----                             ---         ----
              First Quarter                   $ 2.00     $ 3.125
              Second Quarter                  $ 1.75     $ 2.50
              Third Quarter                   $ 1.125    $ 2.375
              Fourth Quarter                  $ 1.125    $ 3.125

             1997
             ----
              First Quarter                   $2.00       $3.00
              Second Quarter                  $1.843      $2.25
              Third Quarter                   $1.625      $2.25
              Fourth Quarter                  $1.1875     $2.0625

         (B) New York Stock Exchange. As of December 31, 1997, the Company failed to meet certain of the New York Stock Exchange (the "Exchange") continued listing requirements. The Exchange and the Company have had discussions concerning the Company's circumstances and the Company will presently be submitting to the Exchange its plans to bring itself into compliance. Although the Exchange has not informed the Company that it will be delisted, there can be no assurance that it will not be delisted.

         (C) Holders. There were 201 record holders of the Company's Common Stock as of March 2, 1998. The Company believes that, as of such date, there were in excess of 2,013 beneficial holders, including those stockholders whose shares are held of record by depository companies.

         (D) Dividends. No cash dividends on the Common Stock have been paid to date and the Company has no intention of paying dividends in the foreseeable future. In addition, dividends on the Common Stock are subject to the prior right of holders of the Preferred Stock to receive cumulative dividends at the rate of $.06 per annum per share (or, if the Company defaults on its obligation to redeem shares of Preferred Stock on the mandatory redemption dates, at the rate of 6% per annum on the principal amount of the Preferred Stock then outstanding plus accrued and unpaid dividends thereon). In addition, the holders of Preferred Stock are entitled, upon a dissolution, liquidation or winding up of the Company, to a liquidation preference of $1 per share plus all accrued and unpaid dividends. As the Company has not made any preferred dividend payments in 1995, 1996 or 1997, additional dividends are accruing on the scheduled but unpaid dividends at a rate of 6% per annum.

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

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           COMPANY                             PREDECESSOR
                                               --------------------------------------------------------------  -----------
                                                                                                THREE MONTHS   NINE MONTHS
                                                           YEARS ENDED DECEMBER 31,              DECEMBER 31,  SEPTEMBER 30,
                                                 1997         1996         1995         1994         1993          1993
                                               -----------------------------------------------     --------      --------
SUMMARY OF OPERATIONS:
Net sales (1)                                  $ 19,641     $ 22,162     $ 20,352     $ 18,949     $  5,295      $ 20,335
                                               ========     ========     ========     ========     ========      ========
Income from continuing operations                 3,727        2,758          932        4,551          513       (20,945)
Income (loss) from continuing
  operations applicable to common stock (2)       2,282        1,393         (350)       2,209          (94)      (20,945)
Income (loss) from discontinued
  operations, net of taxes                         (316)       2,080      (22,502)       3,072        1,037         3,521
Loss on disposal of discontinued
  operations, net of taxes                       (9,801)          --      (17,983)          --           --            --
                                               --------     --------     --------     --------     --------      --------
Income (loss) applicable to common stock
  before extraordinary item                      (7,835)       3,473      (40,835)       5,281          943       (17,424)
Extraordinary loss on debt prepayment,
  net of tax benefit                                 --         (266)          --           --           --            --
                                               --------     --------     --------     --------     --------      --------
Net income (loss) applicable to common
  stock                                        $ (7,835)    $  3,207     $(40,835)    $  5,281     $    943      $(17,424)
                                               ========     ========     ========     ========     ========      ========

PER COMMON SHARE DATA:
Continuing operations                          $    .31     $    .19     $   (.05)    $    .42     $   (.02)     $ (10.66)
Discontinued operations                           (1.37)         .28        (5.46)         .58          .21          1.79
Extraordinary item                                   --         (.04)          --           --           --            --
                                               --------     --------     --------     --------     --------      --------
    Total                                      $  (1.06)    $    .43     $  (5.51)    $   1.00     $    .19      $  (8.87)
                                               ========     ========     ========     ========     ========      ========
Cash dividend per common share                     None         None         None         None         None      $    .32
                                               ========     ========     ========     ========     ========      ========

                                                       COMPANY AT DECEMBER 31,
                                 -----------------------------------------------------------------
                                    1997          1996          1995          1994         1993
                                 -----------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                  $  10,646     $  (1,512)    $    (323)    $     (84)    $      20
Total assets                     $  25,062     $  67,169     $  75,727     $ 113,531     $ 105,006
Long-term debt, capital
   lease obligations and
   redeemable preferred stock    $  25,067     $  56,647     $  66,845     $  61,262     $  81,085
Common stockholders' equity      $ (19,306)    $ (11,471)    $ (14,677)    $  26,162     $   1,943

(1) Predecessor amounts for the nine months ended September 30, 1993 include sales and net loss of $4.572 million and $992 thousand respectively related to Pentapco, a division which was sold in April 1993.

(2) Net income in 1994 includes $4.099 million or $.78 per share of gain on preferred stock redemption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

1997 COMPARED TO 1996

         Sales during the year ended December 31, 1997 totaled $19.6 million as compared to $22.2 million during the comparable period in 1996. During the year ended December 31, 1996 sales were favorably impacted by the initial placement of a new program with two major customers.

         Gross margin during the year ended December 31, 1997 totaled $10.1 million as compared to $11.5 million during the comparable period in 1996. The gross margin percentage during 1997 was 51.6% compared to 52.0% for 1996.

         Selling, general and administrative expense during the year ended December 31, 1997 totaled $4.6 million as compared to $7.0 million during the year ended December 31, 1996. The reduction in selling, general and administrative expense in 1997 as compared to 1996 was primarily the result of the lower corporate administrative headcount and expense.

         Interest expense related to outstanding debt under former credit facilities is classified as discontinued operations during the years ended December 31, 1997 and 1996, as the outstanding debt under such credit facilities was required to be repaid in connection with the sales of the discontinued operations.

         During March 1997 the Company completed the sale of its Thread division. $37.0 million of the proceeds received on the sale were used to repay outstanding bank indebtedness. The results of the Thread division for the period January 1, 1997 through March 26, 1997 and for all prior periods have been presented as results of discontinued operations.

         Summarized condensed operating results of the Thread division through date of sale in 1997 and for the years ended December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                        1997             1996              1995
                                                     ---------         ---------        ---------
       Net sales                                     $   9,671         $  66,845        $  68,832
                                                     =========         =========        =========
       Gross margin                                      1,589            13,945           12,220
       Selling, general and administrative               1,271             6,376            7,426
                                                     ---------         ---------        ---------
       Operating income                              $     318         $   7,569        $   4,794
                                                     =========         =========        =========

         The provision for income taxes during 1997 totaled $2.1 million as compared to $1.7 million during the comparable period in 1996. The effective income tax rate in 1997 was 36.3% as compared to 38.7% during 1996.

         Preferred dividends accrued during the year ended December 31, 1997 totaled $1.445 million as compared to $1.365 million during the year ended December 31, 1996.

1996 COMPARED TO 1995

         Sales for the year ended December 31, 1996 totaled $22.2 million as compared to $20.4 million in 1995 for an increase of $1.8 million. During the year ended December 31, 1996, sales were favorably impacted by the initial placement of a new program with two major customers.

         Gross margin in 1996 was $11.5 million or 52% of sales as compared to $9.8 million or 47.9% of sales in 1995 for an increase of $1.8 million.

         Selling, general and administrative expense totaled $7.0 million during the year ended December 31, 1996 as compared to $8.4 million in 1995. The reduction in selling, general and administrative expenses was primarily the result of reduced corporate spending.

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

         Summarized condensed operating results of the Home Furnishings division through date of sale in 1996 and for the years ended December 31, 1995 and 1994 are as follows (dollars in thousands):

                                                         1996             1995             1994
                                                       -------           -------          -------
       Net sales                                        19,206            30,084           40,734
       Gross margin                                      1,690             3,380            6,585
       Selling, general and administrative               1,543             3,298            4,307
       Operating income                                     76                82            2,287

         The effective combined income tax rate for 1996 was 38.7%. The primary reason for the higher than statutory rate was the non-deductible goodwill amortization during 1996.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $12.5 million and trade accounts receivable of $3.0 million. In connection with the sale of the Thread division, the Company estimates that it will be obligated to pay approximately $7.3 million of Federal and state income taxes in March 1998.

         In connection with the sale of the Thread division, all outstanding bank indebtedness was repaid and the existing bank credit facility was terminated without penalty.

         Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments of $4.2 million beginning March 15, 1995 through March 1999, subject among other things to the extent of legally available funds as determined by the Board of Directors and the approval of the Company's senior lenders, if any. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of December 31, 1997, the Preferred Stock payment arrearages aggregated $16.7 million including accrued but unpaid preferred dividends of $4.2 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

         The Company is engaged in discussions with Noel Group, Inc. ("Noel"), with a view of satisfying its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock agreement. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

         The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, and the ability of the Company to obtain additional financing. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan. In December 1997, the Company notified the PBGC that it intends to redeem $10 million of Preferred Stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by the Board of Directors and after appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. The Company is currently exploring the possibility of securing bank financing which would enable such payments to be made, assuming the Board of Directors determines there are sufficient legally available funds. The Company is also exploring strategic alternatives to such financing.

         The reserve the Company has established for environmental liabilities, in the amount of $1.9 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

         Cash used by operations during the year ended December 31, 1997 totaled $2.7 million which included income from continuing operations of $3.7 million, depreciation and amortization of $.5 million and deferred tax provision of $2.5 million offset by $3.0 million of changes in operating assets and liabilities, principally resulting from a decrease in other liabilities and cash used by discontinued operations totaling $6.5 million.

         Net cash provided by investing activities during the year ended December 31, 1997 totaled $52.1 million which included net proceeds of $51.9 million from the sale of the Thread division and $.5 million from the sale of a former operating facility in West New York, New Jersey, offset by $.3 million of capital expenditures.

         Net cash used by financing activities during the year ended December 31, 1997 totaled $37.0 million as all outstanding bank debt at March 26, 1997 was repaid.

         At December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $.1 million and trade accounts receivable of $2.8 million. At December 31, 1996 the Company had $2.9 million of unused availability under its revolving credit facility (the "Revolving Facility").

         Cash provided by operations in 1996 totaled $2.5 million and represents principally net income from continuing operations of $2.8 million, adjusted by $.5 million of depreciation and amortization and $1.6 million of deferred tax provision. These cash inflows were reduced by changes in operating assets of $1.3 million and discontinued operations cash outflows of $1.1 million.

         Net cash provided by investing activities during 1996 totaled $8.1 million and represents principally proceeds received from the sale of discontinued Home Furnishings division.

         Net cash used by financing activities totaled $11.5 million. Proceeds from the sale of the Home Furnishings division were used to repay bank debt.

                                YEAR 2000 ISSUES

         Management is currently in the process of working with its software vendors to obtain year 2000 compliant systems. Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant, however, the Company is still in the preliminary stages of analyzing its systems and requirements. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Public Accountants..................................    17

Consolidated Balance Sheets- December 31, 1997 and 1996...................    18

Consolidated Statements of Operations -
         Years Ended December 31, 1997, 1996 and 1995.....................    20

Consolidated Statements of Cash Flows -
         Years Ended December 31, 1997, 1996 and 1995 ....................    21

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 1997, 1996  and 1995............    22

Notes to Consolidated Financial Statements
         for the Years Ended December 31, 1997, 1996 and 1995.............    23

Consolidated Financial Statements Schedule
         Schedule II - Valuation, Qualifying Accounts and Reserves........    36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Carlyle Industries, Inc.


         We have audited the accompanying consolidated balance sheets of Carlyle Industries, Inc. [formerly Belding Heminway Company, Inc. ] (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlyle Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1997, 1996 and 1995 schedule listed in the index to financial statements and schedule are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The 1997, 1996 and 1995 schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    ARTHUR ANDERSEN LLP


New York, New York
February 6, 1998

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                   --------           --------
ASSETS
Current Assets:
     Cash and cash equivalents                                     $ 12,475           $    131
     Accounts receivable trade (net of allowance
         of $879 and $1,935 respectively)                             3,040              2,847
     Inventories, net                                                 2,541              2,838
     Current deferred tax asset                                       2,740              2,688
     Other current assets                                               118                330
     Net assets of discontinued operations                               --             53,439
                                                                   --------           --------
         Total current assets                                        20,914             62,273
                                                                   --------           --------
Property, plant and equipment, at cost:
     Land                                                                40                 32
     Building and improvements                                        1,852              2,341
     Machinery and equipment                                            617                971
                                                                   --------           --------
                                                                      2,509              3,344
Less: Accumulated depreciation and amortization                        (739)              (694)
                                                                   --------           --------
      Net property, plant and equipment                               1,770              2,650
                                                                   --------           --------

Goodwill (net of amortization of $656 and $562 respectively)          2,152              2,246
Other assets                                                            226                 --
                                                                   --------           --------
         Total Assets                                              $ 25,062           $ 67,169
                                                                   ========           ========

See Notes to Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          DECEMBER 31, 1997  DECEMBER 31, 1996
                                                               --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                          $    731          $  3,100
     Current maturities of long-term debt                            51             4,111
     Federal income taxes payable                                 6,514                --
     Other current liabilities                                    2,972             3,135
                                                               --------          --------
                                                                 10,268            10,346
                                                               --------          --------

Long-Term Debt                                                       78            33,058
Other Liabilities                                                 9,033            11,692
                                                               --------          --------
         Total Liabilities                                       19,379            55,096
                                                               --------          --------

Redeemable Preferred Stock, par value $0.01 per share
     Shares authorized at December 31, 1997 and
         1996: 21,305,055
     Shares issued and outstanding at
     December 31, 1997 and December 31, 1996: 20,805,060         20,805            20,805
     Accumulated dividends on preferred stock                     4,184             2,739
                                                               --------          --------
                                                                 24,989            23,544
                                                               --------          --------
Common Stock, par value $0.01 per share
     Shares authorized: 20,000,000 at December 31, 1997
         and December 31, 1996
     Shares issued and outstanding at December 31, 1997:
         7,382,782; December 31, 1996: 7,388,282                     74                74
Paid in Capital                                                  19,858            19,858
Retained Earnings                                               (39,238)          (31,403)
                                                               --------          --------
Total Common Stockholders' Equity                               (19,306)          (11,471)
                                                               --------          --------

Total Liabilities and Stockholders' Equity                     $ 25,062          $ 67,169
                                                               ========          ========

See Notes to Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEARS ENDED DECEMBER 31,
                                                         1997         1996         1995
                                                       --------     --------     --------
Net sales                                              $ 19,641     $ 22,162     $ 20,352
Cost of sales                                             9,497       10,638       10,602
                                                       --------     --------     --------
                                                         10,144       11,524        9,750
Selling, general & administrative expenses                4,612        7,022        8,419
Other income, net                                           (12)         (52)        (229)
                                                       --------     --------     --------
Income from continuing operations before
   interest and  income taxes                             5,544        4,554        1,560
Interest income (expense)                                   304          (52)          --
                                                       --------     --------     --------
Income  from continuing operations before taxes           5,848        4,502        1,560
Provision for income taxes                                2,121        1,744          628
                                                       --------     --------     --------
Income from continuing operations                         3,727        2,758          932
Less dividends on preferred stock                         1,445        1,365        1,282
                                                       --------     --------     --------
Income (loss) from continuing operations applicable
   to common stock                                        2,282        1,393         (350)
Income (loss) from discontinued operations,
   net of income tax provision                             (316)       2,080      (22,502)
Loss on disposal of discontinued operations,
   net of income tax                                     (9,801)          --      (17,983)
                                                       --------     --------     --------
Income (loss) applicable to common stock
   before extraordinary item                             (7,835)       3,473      (40,835)
Extraordinary loss on debt prepayment, net of tax
   benefit of $178 in 1996                                   --         (266)          --
                                                       --------     --------     --------
Net income (loss) applicable to common stock           $ (7,835)    $  3,207     $(40,835)
                                                       ========     ========     ========

Basic earnings (loss) per common share:
   Continuing operations                               $    .31     $    .19     $   (.05)
   Discontinued operations                                (1.37)         .28        (5.46)
   Extraordinary item                                        --         (.04)          --
                                                       --------     --------     --------
   Total                                               $  (1.06)    $   0.43     $  (5.51)
                                                       ========     ========     ========

Diluted earnings (loss) per common share:
   Continuing operations                               $    .31     $    .19     $   (.05)
   Discontinued operations                                (1.37)         .28        (5.46)
   Extraordinary item                                        --         (.04)          --
                                                       --------     --------     --------
   Total                                               $  (1.06)    $    .43     $  (5.51)
                                                       ========     ========     ========

Dividend declared per common share                         None         None         None
                                                       ========     ========     ========
Weighted average common shares
   outstanding (in thousands)                             7,386        7,395        7,414
                                                       ========     ========     ========

See Notes to Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                               1997         1996         1995
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                            $  3,727     $  2,758     $    932
Reconciliation of net income from continuing
operations to net cash  provided (used) by operations:
  Depreciation and amortization                                   452          480          543
  Deferred tax provision                                        2,521        1,609          417
  Changes in operating assets and liabilities:
      Accounts receivable                                        (193)         275          821
      Inventory                                                   297          682        1,698
      Federal income taxes receivable                              --          675         (150)
      Other current assets                                         --       (2,031)       1,968
      Accounts payable                                           (790)         198        1,433
      Other current liabilities                                    80         (273)      (1,473)
      Other operating assets and liabilities                     (509)        (334)        (227)
      Other liabilities                                        (1,854)        (220)      (2,676)
  Cash flow from extraordinary item                                --         (266)          --
  Cash flow from discontinued operations                       (5,968)      (1,093)      (3,184)
                                                             --------     --------     --------
                                                               (2,237)       2,460          102
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations                  51,924        8,190           --
Capital expenditures                                             (323)         (56)        (973)
                                                             --------     --------     --------
                                                               51,601        8,134         (973)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and
   capitalized lease obligations                               20,279       31,809       40,551
Repayment of long-term debt and capital lease obligations     (57,299)     (43,268)     (39,219)
                                                             --------     --------     --------
                                                              (37,020)     (11,459)       1,332
                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents               12,344         (865)         461
Cash and cash equivalents beginning of year                       131          996          535
                                                             --------     --------     --------
Cash and cash equivalents end of year                        $ 12,475     $    131     $    996
                                                             ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                  $    856     $  4,321     $  4,349
                                                             ========     ========     ========
   Income taxes                                              $    152     $    185     $  1,146
                                                             ========     ========     ========

See Notes to Consolidated Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                                 PAID IN       RETAINED
                                 SERIES B PREFERRED STOCK                 COMMON STOCK           CAPITAL       EARNINGS
                          --------------------------------------    ------------------------    ----------    ----------
                                                        Accum.
                            Shares        Amount       Dividend       Shares        Amount
                          ----------    ----------    ----------    ----------    ----------
DECEMBER 31, 1994         20,805,060    $   20,805    $       92     7,429,032    $       74    $   19,863    $    6,225
                          ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net loss                                                                                                         (39,553)
Dividends accrued on
    preferred stock                                        1,282                                                  (1,282)
Common stock returned                                                  (19,750)                         (4)
                          ----------    ----------    ----------    ----------    ----------    ----------    ----------
DECEMBER 31, 1995         20,805,060    $   20,805    $    1,374     7,409,282    $       74    $   19,859    $  (34,610)
                          ==========    ==========    ==========    ==========    ==========    ==========    ==========
Net income                                                                                                         4,572
Dividends accrued on
    preferred  stock                                       1,365                                                  (1,365)
Common stock returned                                                  (21,000)                         (1)
                          ----------    ----------    ----------    ----------    ----------    ----------    ----------
DECEMBER 31, 1996         20,805,060    $   20,805    $    2,739     7,388,282    $       74    $   19,858    $  (31,403)
                          ==========    ==========    ==========    ==========    ==========    ==========    ==========
Net loss                                                                                                          (6,390)
Dividends accrued on
    preferred stock                                        1,445                                                  (1,445)
Common stock returned                                                   (5,500)
                          ----------    ----------    ----------    ----------    ----------    ----------    ----------
DECEMBER 31, 1997         20,805,060    $   20,805    $    4,184     7,382,782    $       74    $   19,858    $  (39,238)
                          ==========    ==========    ==========    ==========    ==========    ==========    ==========

See Notes to Consolidated Financial Statements

                    Carlyle Industries, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operation: Carlyle Industries, Inc. and its Subsidiaries (the "Company" formerly Belding Heminway Company, Inc. ) distribute a line of home sewing and craft products, principally buttons. The Company was organized under the laws of the State of Delaware in 1947.

         Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

         Reclassifications and Discontinued Operations: In order to conform to the 1997 presentation, certain reclassifications were made to the prior years' financial statements. See Note 2 regarding discontinued operations.

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

         Income Taxes: Deferred income taxes are determined using the liability method following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 (Accounting for Income Taxes) whereby the future expected consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements are recognized as deferred tax assets and liabilities.

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


2.       DISCONTINUED OPERATIONS:

         On March 26, 1997, the Company sold the assets and specified liabilities of the Company's Thread division to an affiliate of Hicking Pentecost PLC ("HP"). The aggregate cash consideration was $54.9 million, of which $3.0 million was placed in escrow subject to certain post-closing adjustments, plus the assumption of approximately $6.8 million of long term liabilities. The proceeds from the $3.0 million held in escrow, if any, will be recognized as income from discontinued operations, net of related income taxes when, and if, the funds become receivable by the Company.

         In connection with this sale, the Company repaid all of its outstanding bank debt using proceeds received in the transaction. No penalties were incurred by the Company in connection with this prepayment. In addition, the Company will be obligated to pay approximately $7.3 million of income taxes related to the tax gain resulting from this transaction in March 1998. Nondeductible goodwill associated with the Thread division amounting to approximately $18.0 million was charged to discontinued operations in connection with the sale. Operating results of the Thread division for 1997 through the date of disposition and for all prior periods have been presented as discontinued operations. The Thread division had revenues of $9.8 million through the date of disposition in 1997 and $66.8 million and $68.8 million during the years ended December 31, 1996 and 1995 respectively.

         During the fourth quarter of 1995, the Company announced its decision to divest the Home Furnishings division. Consequently, the results of operations of the Home Furnishings division for 1995 and for 1996 through the date of its sale on July 31, 1996 are classified as discontinued operations.

         In connection with the divestiture of the Home Furnishings division, the Company recorded an estimated loss on disposition in the amount of $18 million net of income tax benefit during the fourth quarter of 1995, including $7.6 million of goodwill write-off. Proceeds of $8.2 million were received on the sale of this division and were used to pay down the Company's revolving bank loan. Such net proceeds approximated the amount that had been borrowed under the revolving loan in support of the Home Furnishings division's inventories and receivables. The repayment of bank debt was sufficient in amount to avoid bank fees that would have been payable had the Company not completed the sale within the time frame prescribed by the Company's Credit Agreement dated October 29, 1993, as amended ("Credit Agreement"), or in an amount sufficient to repay amounts borrowed against the division's inventories and receivables. The Home Furnishings division had revenues of $19.2 million through the date of disposition in 1996 and $30.1 million during the year ended December 31, 1995.

3.       THREAD DIVISION ASSET IMPAIRMENT:

         During 1995, the Thread division's results were substantially below historical levels and the levels expected when the Company was acquired in 1993. Based on the performance and expected future levels of operations, management determined that the book value of certain property, plant, and equipment, which was adjusted to reflect the 1993 acquisition, was impaired. As a result, the Company recorded an impairment charge of $6.4 million to adjust the book value of the equipment to its estimated December, 1995 fair value. Fair value was based on estimated realizable value in a sale. Among other factors, the write down reflects the failure of plant consolidations made in connection with the acquisition to achieve expected results and the estimated effect of future cost reduction activities on the revenues associated with those assets. A proportionate amount of goodwill allocated to the Thread division in connection with the 1993 acquisition was also written-off following the principles in SFAS No. 121. The goodwill write-off was $17.4 million and other related charges were $1.2 million. The Company's adoption of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) was effective January 1, 1995, and the adoption had no impact on the consolidated financial statements as of that date. Both the impairment adjustment and the goodwill write-off are classified as results of discontinued operations.


4.       INVENTORIES:

         The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):

                                                   1997                   1996
                                                 ---------             ---------
         Raw materials                           $   1,976             $   1,932
         Work in progress                               10                    10
         Finished goods                                555                   896
                                                 ---------             ---------
                                                 $   2,541             $   2,838
                                                 =========             =========

       At December 31, 1997 and 1996, inventories were valued by the last-in first-out ("LIFO") method. If the first-in, first-out ("FIFO") method (which approximates replacement costs) of inventory accounting had been used by the Company, inventories would not have been materially affected.

       Inventories are stated at lower of cost or market with cost determined on a LIFO basis. Cost elements included in inventory are material, labor and factory overhead, primarily using standard cost, which approximates actual cost.

5.       OTHER CURRENT LIABILITIES AND OTHER LIABILITIES:

         Other liabilities as of December 31 consist of the following (dollars in thousands):

         CURRENT                                                     1997             1996
                                                                  ---------         ---------
         Insurance............................................    $     725         $   1,495
         Salaries, wages, bonuses and other compensation......          570               993
         State income taxes...................................          731                --
         Other................................................          946               647
                                                                  ---------         ---------
                                                                  $   2,972         $   3,135
                                                                  =========         =========

         LONG TERM                                                   1997             1996
                                                                  ---------         ---------
         Pension liabilities..................................    $   2,855         $   3,319
         Environmental accruals...............................        1,911             2,003
         Other post-retirement benefits.......................        2,873             2,771
         Unfavorable lease....................................           --             1,746
         Other................................................        1,394             1,853
                                                                  ---------         ---------
                                                                  $   9,033         $  11,692
                                                                  =========          ========

6.       DEBT:

         On March 26, 1997, in connection with the sale of the Thread division, all outstanding bank indebtedness was repaid and the existing bank credit facility was terminated without penalty.

       Debt obligations as of December 31 consist of (dollars in thousands):

                                                                    1997              1996
                                                                  ---------         ---------
         Senior Bank Facilities
              Term Loan (a)...................................    $      --         $  22,000
              Revolving credit facility (a)...................           --            14,929
         Capitalized lease obligations........................          129               220
         Note Payable Connecticut Development Authority.......           --                65
                                                                  ---------         ---------
                                                                        129            37,214
         Less:  Current maturities............................           51             4,111
                                                                  ---------         ---------
                                                                  $      78         $  33,103
                                                                  =========         =========

         (a) The Senior Bank Facilities under the Loan and Security Agreement dated December 30, 1996, consisted of (i) two term loans, Term Loan A and Term Loan B in the amounts of $14.0 million and $8.0 million, respectively and (ii) a $20.0 million senior revolving credit facility (the "Revolving Facility") up to which $2.0 million was available for trade letters of credit (which letters of credit are subject to certain fees).

7.       LEASE PAYMENTS:

         The following is a schedule of future minimum lease payments under capital and non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1997 (dollars in thousands):

       1998                                                   $    62
       1999                                                        62
       2000                                                        26
                                                              -------
       Total minimum lease payments                               150
       Amount representing interest                                21
                                                              -------
       Present value of future minimum lease
           payments (including current portion of $51)        $   129
                                                              =======

         Rental expense for premises and machinery and equipment leased by the Company under operating leases was as follows (dollars in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                              1997           1996         1995
                                            --------       --------     --------
         Premises                           $    101       $    374     $    345
         Machinery                          $      8       $      8     $     53


8.       FINANCIAL INSTRUMENTS:

         The Company's financial instruments are comprised of cash, cash equivalents, accounts receivable and Series B Preferred Stock at December 31, 1997. The carrying amounts of cash, cash equivalents and accounts receivable approximate fair values due to the short-term maturity of the instruments. It was not practicable to obtain an estimate of the fair value of the Company's Series B Preferred Stock.


9.       CUSTOMER CONCENTRATION:

         During the years ended December 31, 1997, 1996 and 1995, the Company conducted business with three customers whose aggregate sales volume represented approximately 78%, 75% and 67% of the Company's net revenues, respectively. These customers also represented approximately 87% and 85% of the total outstanding accounts receivable as of December 31, 1997 and 1996 respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.


10.      PENSION PLAN:

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

         Net periodic pension cost of the pension plan was as follows (dollars in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                            1997           1996           1995
                                                          --------       ---------      ---------
         Service cost on benefits earned
           during the year..............................  $     --       $      --      $      --
         Interest costs on projected benefit obligations     1,481           1,473          1,455
         Actual return on plan assets...................    (4,153)         (3,239)        (3,558)
         Net amortization and deferral..................     2,337           1,606          2,271
                                                          --------       ---------      ---------
         Net periodic pension (credit) expense..........  $   (335)      $    (160)     $     168
                                                          =========      ==========     =========

         The benefits under this plan are determined based on formulas which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA.

         The following table sets forth information on the plan as of December 31 (dollars in thousands):

                                                              1997         1996
                                                           ---------    ---------
         Actuarial present value of benefit obligations
             Vested..................................      $  20,672    $  19,488
                                                           =========    =========
             Accumulated ............................      $  20,704    $  19,525
                                                           =========    =========
             Projected...............................      $  20,704    $  19,525
         Fair value of plan assets...................         22,542       19,877
                                                           ---------    ---------
         Fair value of plan assets in excess of
              projected benefit obligation...........         (1,838)        (352)
         Unrecognized gain...........................          2,864        1,854
                                                           ---------    ---------
         Accrued pension cost........................      $   1,026    $   1,502
                                                           =========    =========

         Assumptions used in measuring the pension obligation at December 31 were:

                                                              1997         1996
                                                           ---------    ---------
         Weighted average discount rate                         7.25%        7.75%
         Rate of increase of compensation levels                 N/A          N/A
         Expected long-term rate of return on assets             9.5%         9.5%

         In addition to its liability for the Company sponsored plan, the Company also had an additional pension liability in the amount of $1.8 million as of December 31, 1997 in connection with two terminated multi-employer plans which the Company is required to fund over a period of nineteen years.


11.      OTHER POST-RETIREMENT BENEFITS:

         The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for post retirement benefits in accordance with SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," whereby the cost of post-retirement benefits are accrued during employees' working careers. The plan is not funded. The Company's policy is to pay the cost of benefits as incurred.

         Certain benefits are available to full-time employees who were over age 30, as of January 1, 1992, provided such employees work for the Company for 25 years and reach certain ages, but not less than age 55. Employees hired after January 1, 1993 are not eligible to receive benefits under this Plan.

         The present value of the postretirement benefit accrual at December 31, 1997 and 1996 measured in accordance with the standard at a 7.25% and 7.75% discount rate, respectively, is estimated as follows (dollars in thousands):

                                                           1997            1996
                                                         --------       --------
         Retirees..................................      $  3,149       $  3,833
         Fully eligible active plan participants...           190            299
         Other active participants.................            17            371
                                                         --------       --------
             Subtotal..............................         3,356          4,503
         Unrecognized net loss.....................           483            133
                                                         --------       --------
                                                         $  2,873       $  4,370
                                                         ========       ========

         A 7.75% discount rate was used to measure expense for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995 discount rates of 7.5% and 8.5% respectively were used to measure the expense.

                                                     YEARS ENDED DECEMBER 31,
                                                    1997       1996       1995
                                                   -----------------------------
         Service Cost.......................       $    --    $    25    $    33
         Interest Cost......................           251        355        367
         Amortization of Transition Obligation          54         20         --
                                                   -------    -------    -------
                                                   $   305    $   400    $   400
                                                   =======    =======    =======

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1997 was 8% for 1998, decreasing gradually to 4% by the year 2001. A one-percentage point increase in the assumed health care cost trend rate would not change the actuarial present value of accumulated postretirement benefit obligation due to annual limitations of Company contributions per employee.


12.      PENSION BENEFIT GUARANTY CORPORATION:

         In January 1997, the Pension Benefit Guaranty Corporation ("PBGC") notified the Company that it was considering whether the sale of the Thread division to HP would create an obligation under ERISA to immediately fund, in whole or in part, the Company's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, the Company agreed to provide the PBGC with at least thirty (30) days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity which is projected to occur at any time prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. In December 1997, the Company notified the PBGC that it intends to redeem $10 million of Preferred Stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by the Board of Directors and if appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments.

         If the PBGC had taken the position that the Company should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position were upheld, the ability of the Company to take any such proposed action could be adversely affected. The Company's liability to its defined benefit plan is recorded, in accordance with financial accounting standards, at $1.0 million as of December 31, 1997. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, the Company's obligation to transfer cash to the plan could be larger than the liability reflected on the balance sheet. Based on an actuarial estimate, the obligation to transfer cash in the event of a termination would be $2.2 million in excess of the balance sheet liability. Any actual amounts transferred in the event of a plan termination would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate. For information with respect to the Company's liability to its defined benefit plan, see Note 10.


13.      DEFAULT ON PREFERRED STOCK

         Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments of $4.2 million beginning March 15, 1995 through March 1999, subject among other things to the extent of legally available funds as determined by the Board of Directors and the approval of the Company's senior lenders, if any. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of December 31, 1997, the Preferred Stock payment arrearages aggregated $16.7 million including accrued but unpaid preferred dividends of $4.2 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

         The Company is engaged in discussions with Noel Group, Inc. ("Noel"), with a view of satisfying its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock agreement. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

         The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, and the ability of the Company to obtain additional financing. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan. In December 1997, the Company notified the PBGC that it intends to redeem $10 million of Preferred Stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by the Board of Directors and after appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. The Company is currently exploring the possibility of securing bank financing which would enable such payments to be made, assuming the Board of Directors determines there are sufficient legally available funds.


14.      STOCKHOLDERS' EQUITY:

         COMMON STOCK

         Each share of Common Stock is entitled to one vote per share. As of December 31, 1997 there were 20,000,000 shares of Common Stock authorized and 7,382,782 shares outstanding.

         PREFERRED STOCK

         Each share of Series B Preferred Stock is entitled to one vote per share. As of December 31, 1997 there were 21,305,055 shares of Preferred Stock authorized and 20,805,060 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock is entitled to a preference on liquidation equal to $1 per share plus accrued and unpaid dividends at the rate of $.06 per annum per share. There remain 499,995 shares of authorized but unissued shares of blank check Preferred Stock.

         Twenty percent of the shares of Series B Preferred Stock amounting to approximately $4.2 million or $.57 per common share are scheduled to be redeemed by the Company, from funds legally available therefore, on March 15th of each year commencing in 1995 and ending in 1999. Such shares may also be redeemed at any time at the Company's option. To date, no such redemption payments have been made.

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. To date, no such dividend payments have been made. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum.

         The amount of accrued but unpaid dividends at December 31, 1997 was approximately $4.2 million or $.57 per common share. The amount of scheduled but unpaid Preferred Stock redemptions as of December 31, 1997 was approximately $12.5 million. In addition, the availability of resources to make payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company; and the ability of the Company to obtain financing. In addition, as described in Note 12, the Company has agreed to notify the PBGC thirty (30) days prior to taking certain actions, including the payment of any dividend on or any redemption of stock. The Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC as discussed in Note 13.

         Because of its holdings of Preferred Stock, Noel has approximately 68.5% of the vote with respect to the Company's capital stock.

15.      INCOME TAXES:

         The income (loss) before income taxes for the periods ended December 31, 1997, 1996 and 1995 are substantially all domestic in origin.

         The components of the income tax provision or benefit are (dollars in thousands):

CONTINUING OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                            1997         1996            1995
                                         --------------------------------------
       Current provision (benefit)       $    (400)    $     135       $    211
       Deferred provision (benefit)          2,521         1,609            417
                                         ---------     ---------       --------
                                         $   2,121     $   1,744       $    628
                                         =========     =========       ========

DISCONTINUED OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                            1997         1996            1995
                                         --------------------------------------
       Current provision                 $   7,503     $     111       $    151
       Deferred provision (benefit)         (2,162)        1,324         (7,733)
                                         ----------    ---------       --------
                                         $   5,341     $   1,435       $ (7,582)
                                         =========     =========       ========

       The Company's tax provision or benefit differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

CONTINUING OPERATIONS

                                                   YEARS ENDED DECEMBER 31,
                                                1997         1996        1995
                                             -----------------------------------
       Federal provision at 34%              $   1,988    $   1,531    $    530
       State and local provision, net               95          170          65
       Amortization of goodwill                     32           31          32
       Other, net                                    6           12           1
                                             ---------    ---------    --------
                                             $   2,121    $   1,744    $    628
                                             =========    =========    ========

DISCONTINUED OPERATIONS

                                                   YEARS ENDED DECEMBER 31,
                                                1997         1996        1995
                                             ----------------------------------
       Federal provision at 34%              $  (1,624)   $   1,160    $(16,343)
       Foreign loss (income)                       ---          ---          30
       State and local provision, net              352           15        (578)
       Amortization/write-off of goodwill        6,119          257       9,278
       Other, net                                  494            3          31
                                             ---------    ---------    --------
                                             $   5,341    $   1,435    $ (7,582)
                                             =========    =========    ========

         The income tax benefit applicable to discontinued operations as of December 31, 1995 (in thousand of dollars) consisted of $6,603 from loss on disposal and $979 from loss from operations.

         At December 31, 1997 and 1996, the components of the net deferred tax asset are (dollars in thousands):

                                                       1997              1996
                                                     ---------        ---------
         Book value of fixed assets over tax basis   $    (536)       $  (5,065)
         Pension liabilities                             1,056            1,271
         Other post-retirement benefit liability         1,063            1,719
         Environmental accruals                            707            2,052
         Operating and capital loss carryforwards          402            1,960
         Other,  net                                        48              751
                                                     ---------        ---------
                                                     $   2,740        $   2,688
                                                     =========        =========

         Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 1997 will be realized.


16.      INCENTIVE PROGRAM:

         As of December 6, 1994, the Company's voting stockholders adopted the 1994 Incentive Program (the "Program"). Grants under the Program may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Program, 500,000 shares of Common Stock were available for grants at the start of the Program. In addition, on April 22, 1997, the stockholders voted to amend the Program by increasing the number of shares available for grant by 500,000.

         SFAS No. 123 (Accounting for Stock-Based Compensation) modifies the accounting and reporting standards for the Company's stock-based compensation plans. SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its financial statements. The Company has elected to provide the pro forma disclosures. The Company's reported and pro forma net income and earnings per share are as follows:

                                           1997           1996           1995
                                         ---------      ---------     ---------
         Net Income (loss):
             As Reported                 $  (7,835)     $   3,207     $ (40,835)
             Pro Forma                   $  (7,917)     $   3,017     $ (40,866)
         Basic EPS:
             As Reported                 $   (1.06)     $     .43     $   (5.51)
             Pro Forma                   $   (1.07)     $     .41     $   (5.51)
         Diluted EPS:
             As Reported                 $   (1.06)     $     .43     $   (5.51)
             Pro Forma                   $   (1.07)     $     .41     $   (5.51)

         The Company may grant options for up to 1,000,000 shares under the Program. The Company has granted options on 813,000 shares through December 31, 1997. Under the Program the option exercise price equals the stock's market price on date of grant. Program options vest over a three to four-year period and expire after ten years.

         A summary of the status of the Program's outstanding grants and weighted average exercise prices at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                           1997                1996                1995
                                     ----------------    ----------------    ----------------
                                     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                     ------    ------    ------    ------    ------    ------
Beginning of year                       448    $ 5.38       246    $ 8.54       190    $10.00
Granted                                 330      2.00       217      2.11        76      5.29
Exercised                                --                  --        --        --        --
Forfeited                               (45)     7.42       (15)    10.00       (20)    10.00
Expired                                  --        --        --        --        --        --
                                     ------    ------    ------    ------    ------    ------
End of year                             733    $ 3.74       448    $5.385       246    $ 8.54
                                     ======    ======    ======    ======    ======    ======
Shares exercisable at end
  of year                               427                 123                  83
                                     ======              ======              ======
Weighted average exercise
  price of exercisable options       $ 4.38              $ 8.83              $ 9.13
                                     ======              ======              ======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.5, 6.7 and 6.4 percent, expected dividend yields of zero percent; expected lives of 5.4, 4.9 and 6.1 years; expected volatility of 35, 83 and 35 percent.


17.      EARNINGS PER COMMON SHARE:

         In 1997, the Company adopted SFAS No. 128 (Earnings per Share). The adoption of SFAS No. 128 had no effect on previously reported earnings per share. Options to purchase shares of common stock of the Company had no effect on earnings per share because the exercise price of such options exceeded the market price of the Company's common stock in each of the years ended December 31, 1997, 1996 and 1995. Basic earnings per common share have been presented as earnings from continuing operations, earnings from discontinued operations, and earnings from extraordinary item. Basic earnings per share from continuing operations have been calculated as net income from continuing operations after preferred dividend requirements of $1,445,000, $1,365,000, and $1,282,000 for 1997, 1996 and 1995 respectively, divided by weighted average common shares outstanding during the period. Basic earnings per common share from discontinued operations have been calculated as income (loss) from discontinued operations plus net loss on disposition of discontinued operations divided by the weighted average number of common shares outstanding.


18.      INDUSTRY SEGMENT DATA:

         The Company operates in one industry segment as a distributor of buttons, notions and braids to major retail chains and outlets.

         Button sales are made predominantly to retailers, general merchandisers and specialty fabric and craft stores. Almost all of the Company's customers are located in the United States. The Company grants credit and performs periodic credit evaluations of its customers' financial conditions.

19.      COMMITMENT AND CONTINGENCIES:

         Although there can be no assurances, based on information currently available, the Company does not believe that the outcome of all known or threatened litigation and other claims will have a material adverse effect on the Company's financial condition, liquidity or operating results.


20.    QUARTERLY RESULTS OF OPERATIONS: (UNAUDITED)

                                                      DECEMBER 31,    SEPTEMBER 30,    JUNE 30,        MARCH 31,
QUARTER ENDED                                             1997            1997           1997            1997
                                                        --------        --------       --------        --------
Net sales                                               $  5,116        $  5,050       $  4,470        $  5,005
Cost of sales                                              2,638           2,568          1,939           2,352
                                                        --------        --------       --------        --------
Gross Profit                                            $  2,478        $  2,482       $  2,531        $  2,653
                                                        ========        ========       ========        ========

Income (loss) from continuing operations
   applicable to common stock                           $    615        $    589       $    575        $    503
Income (loss) from discontinued operations                    --              --             --        $(10,117)
                                                        --------        --------       --------        --------
Income (loss) applicable to common stock                $    615        $    589       $    575        $ (9,614)
                                                        ========        ========       ========        ========

Basic and diluted income (loss) per common share:
Continuing operations                                   $    .08        $    .08       $    .08        $    .07
Discontinued operations                                       --              --             --           (1.37)
                                                        --------        --------       --------        --------
                                                        $    .08        $    .08       $    .08        $  (1.30)
                                                        ========        ========       ========        ========


                                                      DECEMBER 31,    SEPTEMBER 30,    JUNE 30,        MARCH 31,
QUARTER ENDED                                             1996            1996           1996            1996
                                                        --------        --------       --------        --------
 Net sales                                              $  5,966        $  6,702       $  4,623        $  4,871
 Cost of sales                                             2,698           3,175          2,313           2,452
                                                        --------        --------       --------        --------
 Gross profit                                           $  3,268        $  3,527       $  2,310        $  2,419
                                                        ========        ========       ========        ========

 Income  from continuing operations
   applicable to common stock                           $    540        $    723       $     48        $     82
 Income  from discontinued operations                        380             716            555             429
 Extraordinary item                                         (266)             --             --              --
                                                        --------        --------       --------        --------
 Income applicable to common stock                      $    654        $  1,439       $    603        $    511
                                                        ========        ========       ========        ========

Basic and diluted income (loss) per common share:
Continuing operations                                   $    .07        $    .10       $    .01        $    .01
Discontinued operations                                      .06             .09            .07             .06
Extraordinary item                                          (.04)             --             --              --
                                                        --------        --------       --------        --------
                                                        $    .09        $    .19       $    .08        $    .07
                                                        ========        ========       ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III.

         Pursuant to instruction (G) 3 to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed by the Company pursuant to regulation 14A on or before April 9, 1998.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES

            COLUMN A                      COLUMN B               COLUMN C              COLUMN D       COLUMN E
-----------------------------------------------------------------------------------------------------------------
                                                                 Additions
-----------------------------------------------------------------------------------------------------------------
          Description                    Balance at          (1)            (2)        Deductions   Balance at End
                                     Beginning of Period   Charged       Charged to                   of Period
                                                           to Costs        Other
                                                             and          Accounts
                                                           Expenses
-----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997

Allowance deducted from assets
to which they apply:

  Allowance for doubtful accounts       $      379        $       --     $       --    $     (271)     $      108
                                        ==========        ==========     ==========    ==========      ==========
YEAR ENDED DECEMBER 31, 1996

Allowance deducted from assets
to which they apply:

  Allowance for doubtful accounts       $      433        $       --     $             $      (54)     $      379
                                        ==========        ==========     ==========    ==========      ==========
YEAR ENDED DECEMBER 31, 1995

Allowances deducted from assets
to which they apply:

  Allowance for doubtful accounts       $      887        $       --     $             $     (454)     $      433
                                        ==========        ==========     ==========    ==========      ==========

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

                  3. Exhibits Filed Under Item 601 of Regulation S-K.

EXHIBIT NO.                        DESCRIPTION

3.1            Restated Certificate of Incorporation of the Company          *
               incorporated by reference to Exhibit 3.1 to the Company Statement on Form 10/A (Amendment No. 4), as filed with the Commission on March 3, 1994, Commission File No.
               0-23082.

3.2            By-laws of the Company incorporated by reference to           *
               Exhibit 3.2 to the Registration Statement on Form 10/A (Amendment No. 3), as filed with the Commission on February 18, 1994, Commission File No. 0-23082.

4.1            See Exhibit 3.1                                               *

10.1           Agreement dated as of April 13, 1993 between Belding          *
               Heminway Company, Inc., Pentapco, Inc. and ConAgra Pet
               Products Company, incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of Belding Heminway
               Company, Inc. filed on April 28, 1993, Commission File
               No. 1-3462.

10.2           Letter Agreement dated as of July 21, 1993 between            *
               Gregory H. Cheskin and Belding Heminway Company, Inc. incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10, as filed with the Commission on December 15, 1993, Commission File No.
               0-23082.

10.3           Letter Agreement dated as of August 9, 1993 between           *
               Winton J. Tolles and Belding Heminway Company, Inc. incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10, as filed with the Commission on December 15, 1993, Commission File No.
               0-23082.

10.4           Agreement and Plan of Merger dated as of June 16, 1993        *
               among Noel Group, Inc., BH Acquisition Corporation and
               Belding Heminway Company, Inc. incorporated by reference to Exhibit A to the Schedule 14C Information Statement of Belding Heminway Company filed on October 8, 1993, Commission File No. 1-3462.

10.5           Credit Agreement among Belding Heminway Company, Inc.,        *
               NationsBank of North Carolina, N.A., Fleet Bank, The
               Bank of New York and the Daiwa Bank, Ltd. dated as of October 29, 1993 incorporated by reference to Exhibit
               10.5 to the Registration Statement on Form 10, as filed with the Commission on December 15, 1993, Commission
               File No. 0-23082.

10.6           Stock Purchase Agreements dated as of December 17, 1993       *
               between Noel Group, Inc., Belding Heminway Company, and the Purchasers listed on the signature pages therein incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10/A (Amendment No. 3), as filed with the Commission on February 18, 1994, Commission File No. 0-23082.

10.7           Amendment No. 1 to Credit Agreement dated as of March         *
               23, 1994 between the Company and NationsBank of North
               Carolina, N.A., individually and as agent for Fleet
               Bank, The Bank of New York and the Daiwa Bank Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1994, as filed with the Commission on May 16, 1994, Commission File No. 0-23082.

10.8           Stock Acquisition Agreement dated June 10, 1994, by and       *
               among Belding Heminway Company, Inc., Danfield Threads,
               Inc., The Bridge Realty Company, Alexander H. Dankin and Dorothy B. Dankin incorporated by reference to exhibit
               7(b)(1) the Company's current report on Form 8-K filed with the Commission on June 15, 1994, Commission File
               No. 0-23082.

10.9           First Amendment to Stock Acquisition Agreement dated          *
               June 30, 1994 by and among Belding Heminway Company,
               Inc., Danfield Threads, Inc., The Bridge Realty Company, Alexander H. Dankin and Dorothy B. Dankin incorporated by reference to exhibit 7(b)(2) the Company's current report on Form 8-K filed with the Commission on June 15, 1994, Commission File No. 0-23082.

10.10          Non-Competition Agreement dated June 30, 1994 between         *
               Belding Heminway Company, Inc. and Alexander H. Dankin. incorporated by reference to exhibit 7(b)(3) the Company's current report on Form 8-K filed with the Commission on June 15, 1994, Commission File No.
               0-23082.

10.11          Amendment No. 2 to Credit Agreement dated as of June 30,      *
               1994 between the Company and NationsBank of North
               Carolina , N.A., individually and as agent for Fleet
               Bank, The Bank of New York and the Daiwa Bank Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1994, as filed with the Commission on August 15, 1994, Commission File No.
               0-23082.

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

10.16          Sale - Purchase Agreement dated as of November 24, 1993       *
               by and between Corticelli Real Estate Corporation and Akwa Inc. , incorporated by reference to the corresponding exhibit on Company's annual report on Form
               10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 31, 1994, Commission
               File No. 1-3462.

10.17          Amendment No. 3 to Credit Agreement, dated as of              *
               February 1, 1995, between the Company and NationsBank of
               North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank,
               Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995, Commission File No. 0-23082.

10.18          Amendment No. 4 to Credit Agreement dated as of March         *
               29, 1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet
               Bank, The Bank of New York, and
               the Daiwa Bank, Limited, incorporated by reference to
               exhibit 10.2 to the Company's quarterly report on Form
               10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995, Commission
               File No. 0-23082.

10.19          Amendment No. 5 to Credit Agreement dated as of April         *
               17, 1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet
               Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995, Commission File No. 0-23082.

10.20          Amendment No. 6 to Credit Agreement dated as of August        *
               30, 1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet
               Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission File No.
               0-23082.

10.21          Amendment No. 7 to Credit Agreement dated as of October       *
               31, 1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet
               Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission File No.
               0-23082.

10.22          Letter Agreement dated October 31, 1995 between the           *
               Company and NationsBank of North Carolina, N.A., incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission File No.
               0-23082.

10.23 Amendment No. 8 to Credit Agreement dated as of March 15, 1996, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to the corresponding exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No. 1-3462.

10.24          Consulting Agreement, dated March 22, 1996 between the        *
               Company and Karen Brenner incorporated by reference to
               Exhibit 10.1 to the Company's quarterly report on Form
               10-Q for the fiscal quarter ended March 31, 1996, as filed with the Commission on March 15, 1996, Commission
               File No. 0-23082.

10.25          Stock Purchase Agreement, dated July 12, 1996, between        *
               the Company and Lewis Textiles Corporation incorporated by reference to Exhibit (a) (1) to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Commission on August 12, 1996, Commission
               File No. 0-23082.

10.26          Amendment, dated as of November 12, 1996 to Credit            *
               Agreement, dated as of October 29, 1996 (as previously amended) between the Company and NationsBank of North
               Carolina, N.A., individually and as agent for Fleet
               Bank, The Bank of New York, and The Daiwa Bank, Limited, incorporated by reference to Exhibit 10.23A to the Company's Form 10-Q/A for the quarterly period ended
               September 30, 1996, as filed with the Commission on November 25, 1996, Commission File No. 0-23082.

10.27          Loan and Security Agreement, among the Company,               *
               Blumenthal/Lansing Company, The Belding Thread Group
               LLC, Culver International Inc., Danfield Threads, Inc., American Collars, Inc., The Bridge Realty Company, Sanwa Business Credit Corporation and Heller Financial, Inc., dated as of December 30, 1996, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No. 1-3462.

10.28          Separation Agreement, between the Company and Gregory H.      *
               Cheskin dated as of October 7, 1996, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended
               December 31, 1996, as filed with the Commission on March
               14, 1997, Commission File No. 1-3462.

10.29          Separation Agreement, between the Company and Winton J.       *
               Tolles dated as of June 20, 1996, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended
               December 31, 1996, as filed with the Commission on March
               14, 1997, Commission File No. 1-3462.

10.30          Separation Agreement, between the Company and Gary P.         *
               Silverman, dated as of January 31, 1997, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended
               December 31, 1996, as filed with the Commission on March
               14, 1997, Commission File No. 1-3462.


10.31          Selected provisions of the Registrant's Definitive Proxy      *
               Statement filed with the Commission on March 3, 1997, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No.
               1-3462.

10.32          Letter Agreement dated as of February 25, 1998 between        +
               Karen Brenner and Carlyle Industries, Inc.

10.33          Letter Agreement dated as of March 24, 1998 between           +
               Edward F. Cooke and Carlyle Industries, Inc.

16             Letter from Ernst & Young with respect to change in           *
               accountants incorporated by reference to Exhibit 16 to the Registration Statement

21             Subsidiaries of Carlyle Industries, Inc.

*  INCORPORATED BY REFERENCE
+  MANAGEMENT CONTRACT

         14(b).  Reports on Form 8-K.  None.

         14(c).  See item 14 (a)(3), above.

         14(d).  See item 14 (a)(2), above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARLYLE INDUSTRIES, INC.


                                    By: /S/ Karen Brenner
                                    Karen Brenner, Chairman, President
                                       and Chief Executive Officer

Date: March 23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration in the capacities and on the dates indicated.

Signature                            Title                      Date
---------                            -----                      ----

/S/ Karen Brenner          Karen Brenner, Chairman, President   March  23, 1998
Karen Brenner              and Chief Executive Officer


/S/ Joseph S. DiMartino    Director                             March  23, 1998
Joseph S. DiMartino


/S/ Robert A. Levinson     Director                             March  23, 1998
Robert A. Levinson


/S/ Edward F. Cooke        Vice President,                      March  23, 1998
Edward F. Cooke            Chief Financial Officer


/S/ Robin R. Hoy           Vice President,                      March  23, 1998
Robin R. Hoy               Chief Accounting Officer