Form 10-Q
period 1998-03-31
CARLYLE INDUSTRIES INC
filed 1998-05-08
CIK 11027

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

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1998       COMMISSION FILE NO. 0-23082

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

AS OF MAY 1, 1998, 7,382,782 SHARES OF COMMON STOCK WERE OUTSTANDING.


================================================================================

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072



                                TABLE OF CONTENTS


                                                                                                PAGE NO.
                                                                                                --------
Part I -- Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets
               as of March 31, 1998 and December 31, 1997..............................                 3

               Consolidated Statements of Operations
               for the Three Months Ended March 31, 1998 and 1997......................                 4

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1998 and 1997......................                 5

               Notes to Unaudited Consolidated Financial Statements - March 31, 1998...                 6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................                 9

Part II -- Other Information
Item 1.        Legal Proceedings.......................................................    Not Applicable
Item 2.        Changes in Securities...................................................    Not Applicable
Item 3.        Defaults upon Senior Securities.........................................                11
Item 4.        Submission of Matters to a Vote of Security Holders.....................                11
Item 5.        Other Information.......................................................    Not Applicable
Item 6.        Exhibits and Reports on Form 8-K........................................                11


               Signatures..............................................................                12

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             MARCH 31, 1998
                                                                              (UNAUDITED)       DECEMBER 31, 1997
                                                                             --------------     -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      5,497        $     12,475
    Accounts receivable trade, net                                                   2,783               3,040
    Inventories, net                                                                 2,403               2,541
    Current deferred tax asset                                                       2,292               2,740
    Other current assets                                                               137                 118
                                                                              ------------        ------------
       Total current assets                                                         13,112              20,914
                                                                              ------------        ------------

Property, plant and equipment, at cost                                               2,523               2,509
Less: Accumulated depreciation and amortization                                       (778)               (739)
                                                                              ------------        ------------
       Net property, plant and equipment                                             1,745               1,770
                                                                              ------------        ------------

Goodwill, net                                                                        2,128               2,152
Other assets                                                                           486                 226
                                                                              ------------        ------------
       Total Assets                                                           $     17,471        $     25,062
                                                                              ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                          $        647        $        731
    Current maturities of long-term debt                                                51                  51
    Federal income taxes payable                                                       117               6,514
    Other current liabilities                                                        1,089               2,972
                                                                              ------------        ------------
                                                                                     1,904              10,268
                                                                              ------------        ------------

Long-Term debt                                                                          66                  78
Other Liabilities                                                                    8,831               9,033
                                                                              ------------        ------------
       Total Liabilities                                                            10,801              19,379

Redeemable Preferred Stock, par value $0.01 per share
    21,305,055 shares authorized;
    Shares issued and outstanding at March 31, 1998
       and December 31, 1997: 20,805,060                                            20,805              20,805
Accumulated dividends on preferred stock                                             4,554               4,184
                                                                              ------------        ------------
                                                                                    25,359              24,989
Common Stock, par value $0.01 per share
    20,000,000 shares authorized;
    Shares issued and outstanding at March 31, 1998
       and December 31, 1997: 7,382,782                                                 74                  74
Paid in Capital                                                                     19,858              19,858
Retained Earnings                                                                  (38,621)            (39,238)
                                                                              ------------        ------------
Total Common Stockholders' Equity                                                  (18,689)            (19,306)
                                                                              ------------        ------------
Total Liabilities and Stockholders' Equity                                    $     17,471        $     25,062
                                                                              ============        ============

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.

                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               THREE MONTHS ENDED MARCH  31,
                                                                 1998                  1997
                                                               --------             --------
Net Sales                                                      $  5,057             $  5,005
Cost of Sales                                                     2,500                2,352
                                                               --------             --------
                                                                  2,557                2,653
Selling, general & administrative expenses                        1,098                1,287
Other income -- net                                                  --                   (6)
                                                               --------             --------
Income  from continuing operations before
  interest and income taxes                                       1,459                1,372
Interest expense (income)                                           (97)                  33
                                                               --------             --------
Income from continuing operations before taxes                    1,556                1,339
Provision for income taxes                                          569                  488
                                                               --------             --------
Income from continuing operations                                   987                  851
Less dividends on preferred stock                                   370                  348
                                                               --------             --------
Income from continuing operations
  applicable to common stock                                        617                  503
Loss from discontinued operations, net of
  income tax provision                                               --                 (316)
Loss on disposal of discontinued operations, net of
  income tax provision                                               --               (9,801)
                                                               --------             --------
                                                                     --              (10,117)
                                                               --------             --------
Net income (loss) applicable to common stock                   $    617             $ (9,614)
                                                               ========             ========

Basic earnings (loss) per common share:
  Continuing operations                                        $    .08             $    .07
  Discontinued operations                                            --                (1.37)
                                                               --------             --------
  Total                                                        $    .08             $  (1.30)
                                                               ========             ========

Diluted earnings (loss) per common share:
  Continuing operations                                        $    .08             $    .07
  Discontinued operations                                            --                (1.37)
                                                               --------             --------
  Total                                                        $    .08             $  (1.30)
                                                               ========             ========

Weighted average common shares
  outstanding (in thousands)                                      7,383                7,388
                                                               ========             ========


See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.

                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               THREE MONTHS ENDED MARCH  31,
                                                                 1998                 1997
                                                               --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                              $    987             $    851
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
     Depreciation and amortization                                  159                  117
     Deferred tax provision                                         448                  447
     Changes in operating assets and liabilities:
       Accounts receivable, trade                                   257                  510
       Inventories                                                  138                 (439)
       Other current assets                                         (19)                 231
       Other assets                                                (356)                  --
       Accounts payable                                             (84)                  98
       Federal and state income taxes payable                    (7,117)                 (35)
       Other current liabilities                                 (1,163)                (298)
       Other liabilities                                           (202)                (192)
       Cash flow from discontinued operations                        --               (4,813)
                                                               --------             --------
                                                                 (6,952)              (3,523)
                                                               --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation                         --               51,924
Capital expenditures                                                (14)                 (65)
                                                               --------             --------
                                                                    (14)              51,859
                                                               --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and capitalized
   lease obligations                                                 --               20,279
Repayment of long term debt and capital lease
   obligations                                                      (12)             (57,234)
                                                               --------             --------
                                                                    (12)             (36,955)
                                                               --------             --------
(Decrease) increase in cash and cash equivalents                 (6,978)              11,381
Cash and cash equivalents beginning of period                    12,475                  131
                                                               --------             --------
Cash and cash equivalents end of period                        $  5,497             $ 11,512
                                                               ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $     --             $    783
                                                               ========             ========
   Income taxes                                                $  7,237             $     35
                                                               ========             ========


See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                           MARCH 31, 1998      DECEMBER 31, 1997
                                           --------------      -----------------
Raw materials                                   $1,967               $1,976
Work in Progress                                    10                   10
Finished goods                                     426                  555
                                                ------               ------
                                                $2,403               $2,541
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

In connection with this sale, the Company repaid all of its outstanding bank debt using proceeds received in the transaction. No penalties were incurred by the Company in connection with this prepayment. Income tax payments totaling $7.3 million were made during the first quarter of 1998 related to the tax gain on the sale of the Thread division. Nondeductible goodwill associated with the Thread division amounting to approximately $18.0 million was charged to discontinued operations in connection with the sale. Operating results of the Thread division for 1997 through the date of disposition and for all prior periods have been presented as discontinued operations. The Thread division had revenues of $9.8 million through the date of disposition in 1997 and $66.8 million and $68.8 million during the years ended December 31, 1996 and 1995 respectively.

In connection with this transaction, the Company changed its name to Carlyle Industries, Inc.

NOTE 6: DEFAULT ON PREFERRED STOCK

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments of $4.2 million beginning March 15, 1995 through March 1999, subject among other things to the extent of legally available funds as determined by the Board of Directors and the approval of the Company's senior lenders, if any. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of March 31, 1998, the Preferred Stock payment arrearages aggregated $21.2 million including accrued but unpaid preferred dividends of $4.6 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

The Company is engaged in discussions with Noel Group, Inc. ("Noel"), with a view to satisfying its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock terms and conditions. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, and the ability of the Company to obtain additional financing. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan. In December 1997, the Company notified the PBGC that it intends to redeem $10 million of Preferred Stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by the Board of Directors and after appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. The Company has engaged an investment bank to assist the Board of Directors in determining the extent of legally available funds and is currently exploring the possibility of securing bank financing which would enable such payments to be made, assuming the Board of Directors determines there are sufficient legally available funds. The Company is also exploring strategic alternatives to such financing.

PART I - FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS



                              RESULTS OF OPERATIONS

Sales during the first quarter of 1998 totaled $5.1 million. Sales in the first quarter of 1997 totaled $5.0 million for an increase of $.1 million.

Gross margin during the first quarter of 1998 totaled $2.6 million as compared with $2.7 million in the first quarter of 1997.

Selling, general and administrative expenses in the first quarter of 1998 totaled $1.1 million as compared to $1.3 million in the first quarter of 1997. The decrease in selling, general and administrative costs are primarily the result of head count reductions occurring at corporate headquarters during the last three quarters of 1997.

The provision for income taxes during the first quarter of 1998 totaled $.6 million as compared to $.5 million during the same period last year. The combined effective income tax rate totaled 36.6% in the first quarter of 1998 and 36.4% in the first quarter of 1997. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the first quarter of 1998 totaled $370 thousand as compared to $348 thousand during the same period in 1997. Preferred dividends are accrued and compound at a rate of 6%. No dividend payments have been made by the Company.

First quarter results may not be indicative of future quarterly results due to future programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters. The Company is currently pursuing a number of strategies to improve its revenue base.


                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $5.5 million and trade accounts receivable of $2.8 million. In connection with the sale of the Thread division, the Company paid approximately $7.2 million of Federal and state income taxes in March 1998.

Cash used by operations during the three months ended March 31, 1998 totaled $7.0 million which included income tax payments totaling $7.2 million made during the first quarter of 1998 attributable to the tax gain resulting from the sale of the Thread division in 1997.

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments of $4.2 million beginning March 15, 1995 through March 1999, subject among other things to the extent of legally available funds as determined by the Board of Directors and the approval of the Company's senior lenders, if any. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged the last of its credit facilities. Consequently, the Company is now in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds. As of March 31, 1998, the Preferred Stock payment arrearages aggregated $21.2 million including accrued but unpaid preferred dividends of $4.6 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

The Company is engaged in discussions with Noel Group, Inc. ("Noel"), with a view to satisfying its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock terms and conditions. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, and the ability of the Company to obtain additional financing. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan. In December 1997, the Company notified the PBGC that it intends to redeem $10 million of Preferred Stock as soon after year end as is practicable, but only to the extent of legally available funds as determined by the Board of Directors and after appropriate bank financing has been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments. The Company has engaged an investment bank to assist the Board of Directors in determining the extent of legally available funds and is currently exploring the possibility of securing bank financing which would enable such payments to be made, assuming the Board of Directors determines there are sufficient legally available funds. The Company is also exploring strategic alternatives to such financing.


                                YEAR 2000 ISSUES

Management is currently in the process of working with its software vendors to obtain year 2000 compliant systems. Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant, however, the Company is still analyzing its systems and requirements. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. The Company does not currently have complete information concerning the year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

                               IMPACT OF INFLATION

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


                         NEW YORK STOCK EXCHANGE LISTING

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

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base and (v) the declaration and payment of dividends. Shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.



PART II - OTHER INFORMATION
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          a)        None

          b)        REDEEMABLE SERIES B PREFERRED STOCK
                    Scheduled dividend payments totaling $1,316,018 in 1995, $1,361,230 in 1996, $1,440,957 in 1997 and $368,728 in 1998
                    remain unpaid and continue to accrue at a compounded rate of 6% per annum. Additionally, the Company has not given effect to certain previously scheduled redemption payments. See
                    Note 6 to the unaudited consolidated financial statements for a detailed discussion of the Preferred Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)        EXHIBITS

                    EXHIBIT                                         SEQUENTIALLY
                     NUMBER               EXHIBIT                  NUMBERED PAGE
                     ------               -------                  -------------


          (b)       REPORTS ON FORM 8-K.
                    During the first quarter of 1998, the Company did not file a Current Report on Form 8-K.

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



Date:   May 7, 1998