Form 10-Q
period 1998-06-30
CARLYLE INDUSTRIES INC
filed 1998-08-13
CIK 11027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1998        COMMISSION FILE NO. 1-3462

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

AS OF AUGUST 10, 1998, 7,382,782 SHARES OF COMMON STOCK WERE OUTSTANDING.

                                         CARLYLE INDUSTRIES, INC.
                                            ONE PALMER TERRACE
                                           CARLSTADT, NJ 07072


                                            TABLE OF CONTENTS


                                                                                                            PAGE NO.

Part I -- Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 1998 and December 31, 1997....................................................3

                  Consolidated Statements of Operations
                  for the Three and Six Months Ended June 30, 1998 and 1997....................................4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1998 and 1997..............................................5

                  Notes to Unaudited Consolidated Financial Statements - June 30, 1998.........................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................9

Part II -- Other Information
Item 1.           Legal Proceedings...............................................................Not Applicable
Item 2.           Changes in Securities...........................................................Not Applicable
Item 3.           Defaults upon Senior Securities.............................................................13
Item 4.           Submission of Matters to a Vote of Security Holders.........................................13
Item 5.           Other Information...............................................................Not Applicable
Item 6.           Exhibits and Reports on Form 8-K............................................................14


         Signatures...........................................................................................15

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30, 1998            DECEMBER 31, 1997
                                                                                       (UNAUDITED)                   (NOTE)
                                                                                      ---------------            ---------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                        $           663            $        12,475
     Accounts receivable trade, net                                                             3,590                      3,040
     Inventories                                                                                5,781                      2,541
     Current deferred tax asset                                                                 2,028                      2,740
     Other current assets                                                                         345                        118
                                                                                      ---------------            ---------------
         Total current assets                                                                  12,407                     20,914
                                                                                      ---------------            ---------------

Property, plant and equipment, at cost                                                          2,685                      2,509
Less: Accumulated depreciation and amortization                                                  (819)                      (739)
                                                                                      ---------------            ---------------
         Net property, plant and equipment                                                      1,866                      1,770
                                                                                      ---------------            ---------------

Goodwill, net                                                                                   2,234                      2,152
Other assets                                                                                      852                        226
                                                                                      ---------------            ---------------
         Total Assets                                                                 $        17,359            $        25,062
                                                                                      ===============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                 $         1,833            $           731
     Current maturities of long-term debt                                                          54                         51
     Federal and state income taxes payable                                                        77                      6,514
     Other current liabilities                                                                  1,788                      2,972
                                                                                      ---------------            ---------------
                                                                                                3,752                     10,268
                                                                                      ---------------            ---------------

Long-Term debt                                                                                 10,245                         78
Other Liabilities                                                                               8,592                      9,033
                                                                                      ---------------            ---------------
         Total Liabilities                                                                     22,589                     19,379
                                                                                      ---------------            ---------------

Redeemable Preferred Stock, par value $0.01 per share
     21,305,055 shares authorized;
     Shares issued and outstanding:
          Series A - None
          Series B - 10,687,456 at June 30, 1998
                     20,805,060 at December 31, 1997                                           10,687                     20,805
          Accumulated dividends on preferred stock                                              2,534                      4,184
                                                                                      ---------------            ---------------
                                                                                               13,221                     24,989
                                                                                      ---------------            ---------------
Common Stock, par value $0.01 per share
      20,000,000 shares authorized;
      Shares issued and outstanding:
         June 30, 1998: 7,382,782                                                                  74
         December 31, 1997: 7,382,782                                                                                         74

Paid in Capital                                                                                19,858                     19,858
Retained Earnings                                                                             (38,383)                   (39,238)
                                                                                      ---------------            ---------------
Total Common Stockholders' Equity                                                             (18,451)                   (19,306)
                                                                                      ---------------            ---------------
Total Liabilities and Stockholders' Equity                                            $        17,359            $        25,062
                                                                                      ===============            ===============

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               THREE MONTHS                    SIX MONTHS
                                                            1998           1997           1998            1997
                                                          --------       --------       --------        --------
Net Sales                                                 $  3,835       $  4,470       $  8,892        $  9,475
Cost of Sales                                                1,882          1,939          4,382           4,291
                                                          --------       --------       --------        --------
                                                             1,953          2,531          4,510           5,184
Selling, general & administrative expenses                   1,042          1,162          2,141           2,449
Other income -- net                                           --             --             --                 6
                                                          --------       --------       --------        --------
Income  from continuing operations before
     interest and income taxes                                 911          1,369          2,369           2,741
Interest  income                                                40            106            138              73
                                                          --------       --------       --------        --------
Income from continuing operations before
     provision for income taxes                                951          1,475          2,507           2,814
Provision for income taxes                                     351            544            920           1,032
                                                          --------       --------       --------        --------
Income from continuing operations                              600            931          1,587           1,782
Less dividends on preferred stock                              362            356            732             704
                                                          --------       --------       --------        --------
Income from continuing operations
     applicable to common stock                                238            575            855           1,078
Loss from discontinued operations net of
     income tax provision                                     --             --             --              (316)
Loss on disposal of discontinued operations, net of
     income tax provision                                     --             --             --            (9,801)
                                                          --------       --------       --------        --------
                                                              --             --             --           (10,117)
                                                          --------       --------       --------        --------
Net income (loss) applicable to common stock              $    238       $    575       $    855        $ (9,039)
                                                          ========       ========       ========        ========

Basic earnings (loss) per common share:
     Continuing operations                                $    .03       $    .08       $    .12        $    .15
     Discontinued operations                                  --             --             --             (1.37)
                                                          --------       --------       --------        --------
     Total                                                $    .03       $    .08       $    .12        $  (1.22)
                                                          ========       ========       ========        ========

Diluted earnings (loss) per common share:
     Continuing operations                                $    .03       $    .08       $    .12        $    .15
     Discontinued operations                                  --             --             --             (1.37)
                                                          --------       --------       --------        --------
     Total                                                $    .03       $    .08       $    .12        $  (1.22)
                                                          ========       ========       ========        ========

Weighted average common shares
     outstanding (in thousands)                           $  7,383          7,388          7,383           7,388
                                                          ========       ========       ========        ========



See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               SIX MONTHS ENDED JUNE  30,
                                                                  1998            1997
                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                               $  1,587        $  1,782
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                                  287             188
      Deferred tax provision                                         712             576
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                   976           1,290
        Merchandise inventories                                     (534)         (1,129)
        Other assets                                                (874)           --
        Income taxes payable                                      (6,437)           --
        Other current assets                                        --               279
        Accounts payable                                             297            (674)
        Other current liabilities                                 (1,476)           (535)
        Other liabilities                                           (441)           (336)
        Cash flow from discontinued operations                      --            (5,666)
                                                                --------        --------
                                                                  (5,903)         (4,225)
                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation                        --            51,924
Investment in net assets of acquired business                     (3,556)           --
Capital expenditures                                                 (23)           (103)
                                                                --------        --------
                                                                  (3,579)         51,821
                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and capitalized
    lease obligations                                             10,194          20,279
Repayment of long term debt and capital lease obligations            (24)        (57,250)
Preferred stock payment                                          (12,500)           --
                                                                --------        --------
                                                                  (2,330)        (36,971)
                                                                --------        --------
Increase (decrease) in cash and cash equivalents                 (11,812)         10,625
                                                                --------        --------
Cash and cash equivalents beginning of period                     12,475             131
                                                                --------        --------
Cash and cash equivalents end of period                         $    663        $ 10,756
                                                                ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                     $     28        $    783
                                                                ========        ========
   Income taxes                                                 $  7,375        $    117
                                                                ========        ========

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE 2:  ACQUISITION

On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a newly formed wholly-owned subsidiary of the Company. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores. The Company paid approximately $3.1 million in cash, assumed $.5 million in bank debt, and committed to payments totaling $2.0 million over three years contingent upon achievement of specified earnings levels. The acquisition has been recorded using the purchase method of accounting. The consolidated balance sheet at June 30, 1998 includes the accounts of Westwater based on a preliminary allocation of the purchase price. The allocation is expected to be finalized after various studies and other work have been completed. The second quarter consolidated statement of operations does not include any results of operations related to Westwater and consequently, comparative pro forma operating results have not been presented.


NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operation: The Company and its subsidiaries distribute a line of home sewing and craft products.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

Depreciation and Amortization: Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable assets based on their estimated useful lives.

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


NOTE 4: EARNINGS PER SHARE

Earnings per common share for the Company have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements.


NOTE 5:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                                  JUNE 30, 1998      DECEMBER 31, 1997
                                                  -------------      -----------------
                  Raw materials                  $         2,122      $         1,976
                  Work in Progress                            10                   10
                  Finished goods                           3,649                  555
                                                 ---------------      ---------------
                                                 $         5,781      $         2,541
                                                 ===============      ===============


NOTE 6:  CREDIT FACILITY

On June 23, 1998, the Company entered into a new $14 million revolving credit agreement (the "Credit Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement has a term of five years and amounts available under the agreement are reduced in $1 million increments at the end of each six month period, with the first such reduction occurring December 31, 1998. Advances bear interest equal to, at the Company's option, (1) the rate at which deposits in U.S. dollars are offered by the principal office of Fleet in London, England to prime banks in the London interbank market plus 1.5% or (2) Fleet's prime rate. A performance price grid provides that interest rates will step down upon the Company's achievement of specified ratios of funded debt to earnings before interest, income taxes, depreciation and amortization.

The Credit Agreement is guaranteed by all direct and indirect subsidiaries of the Company and is secured by a first priority lien or security interest in substantially all of the assets of the Company. The Credit Agreement contains representations and warranties, covenants and events of default customary for credit agreements of this nature. Such customary covenants include restrictions on the ability to borrow more debt, acquire other companies, make preferred stock payments and use of proceeds from the sale of assets. In addition to the semi-annual reduction in availability, additional payments may be required based on the Company's proceeds from asset sales and "excess cash flow" as defined in the Credit Agreement.

NOTE 7:  PREFERRED STOCK

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments of $4.2 million beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and the extent of legally available funds as determined by the Board of Directors. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged its credit facility. Consequently, the Company was in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds.

On June 23, 1998 the Company paid $12.5 million to holders of its Series B Preferred stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million represented the increase in the required redemption payment resulting from accumulated and unpaid dividends. The payment was previously authorized by the Company's Board of Directors at its annual meeting on May 14, 1998, which authorization was contingent upon obtaining the necessary bank financing and receipt of an opinion by its investment banker that the payment could be made from legally available funds. On June 23, 1998 both such conditions were met and the payment was made.

As of June 30, 1998, the Preferred Stock payment arrearages aggregated $6.7 million including accrued but unpaid preferred dividends of $2.5 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and they continue to accrue interest at a compound rate of 6% per annum.

The Company is engaged in discussions with Noel Group, Inc. ("Noel"), with a view to satisfying the balance of its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock terms and conditions. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the outcome of the negotiations with Noel described above, the ability of the Company to obtain additional financing and compliance with the Company's new Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan. The Company is also exploring strategic alternatives to redemption of the Preferred Stock.

PART I -      FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

SECOND QUARTER

Sales during the second quarter of 1998 totaled $3.8 million as compared to sales of $4.5 million in the second quarter of 1997 for a decrease of $.6 million. A portion of the decline in sales during the second quarter of 1998 was the result of customer consolidation and related store closings. In addition, 1997 sales were favorably impacted during the second quarter by initial placements on several new programs.

Gross margin during the second quarter of 1998 totaled $2.0 million as compared with $2.5 million in the second quarter of 1997. Gross margin percent during the second quarter of 1998 was 50.9% as compared to 56.6% during the second quarter of 1997. The lower gross margin dollars in 1998 as compared to 1997 was primarily the result of lower sales volume in 1998. The lower gross margin percent during 1998 was the result of increases in variable and fixed cost of sales as a percent of net sales. Certain fixed costs during the second quarter of 1998 remained at comparable levels to second quarter of 1997 and while variable costs declined on a dollar basis in comparison with 1997, their percent decline was not as large as the percent decline in sales during the quarter.

Selling, general and administrative expenses in the second quarter of 1998 totaled $1.0 million as compared to $1.2 million in the second quarter of 1997. The reduction in selling, general and administrative expenses in 1998 as compared to 1997 was primarily the result of the lower corporate administrative headcount and expense.

Interest income during the quarter totaled $40 thousand as compared to $106 thousand during the second quarter of 1997. The reduction in interest income was the result of lower levels of invested cash during 1998 as compared to 1997.

The provision for income taxes during the second quarter of 1998 totaled $.4 million as compared to $.5 million during the same period last year. The combined effective income tax rate totaled 36.9% in both 1998 and 1997. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends accrued during the second quarter of 1998 totaled $362 thousand as compared to $356 thousand during the same period in 1997. Preferred dividends are accrued and compound at a rate of 6% per annum. A portion of the dividend arrearage was satisfied in connection with a partial redemption of Preferred Stock on June 23, 1998. See Note 7 to the unaudited consolidated financial statements.

Second quarter results may not be indicative of future quarterly results due to future programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may continue to put further pressure on the Company's revenue and operating results in subsequent quarters. The Company is currently pursuing a number of strategies to improve its revenue base.

YEAR TO DATE

Sales during the six months ended June 30, 1998 totaled $8.9 million as compared to $9.5 million during the year to date period in 1997 for a decrease of $.6 million.

Gross margin during the six months ended June 30, 1998 totaled $4.5 million or 50.7% as compared to $5.2 million or 54.7% during the comparable period in 1997. The decrease in gross margin dollars during the first half of 1998 was the result of lower sales volume combined with higher variable costs of goods sold. The decrease in gross margin percent was mostly attributable to higher variable costs of goods sold as a percent of net sales.

Selling, general and administrative expenses during the six months ended June 30, 1998 totaled $2.1 million as compared to $2.4 million during the first six months of 1997. The reduction in selling, general and administrative expense in 1998 as compared to 1997 was primarily the result of the lower corporate administrative headcount and expense.

Interest income during the first six months of 1998 totaled $138 thousand as compared to $73 thousand during the same period last year. Interest expense related to outstanding debt under former credit facilities is classified as discontinued operations during 1997. Interest expense related to the new credit facility totaled $8 thousand during the six months ended June 30, 1998.

The provision for income taxes during the first six months of 1998 totaled $920 thousand compared to $1.032 million during the comparable period in 1997. The effective income tax rate was 36.7% during each of the first six month periods of 1998 and 1997.

Preferred dividends accrued during the first six months of 1998 totaled $732 thousand as compared to $704 thousand during the first six months of 1997.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $.7 million and trade accounts receivable of $3.6 million. In addition, the Company had $3.8 million available under its revolving credit facility as of June 30, 1998.

Cash used by operations during the six months ended June 30, 1998 totaled $5.9 million which included income tax payments totaling $7.2 million made during the first quarter of 1998 attributable to the tax gain from the sale of the Thread division in 1997.

On June 23, 1998, the Company entered into a new $14 million revolving credit agreement (the "Credit Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement has a term of five years and amounts available under the agreement are reduced in $1 million increments at the end of each six month period, with the first such reduction occurring December 31, 1998. Advances bear interest equal to, at the Company's option, (1) the rate at which deposits in U.S. dollars are offered by the principal office of Fleet in London, England to prime banks in the London interbank market plus 1.5% or (2) Fleet's prime rate. A performance price grid provides that interest rates will step down upon the Company's achievement of specified ratios of funded debt to earnings before interest, income taxes, depreciation and amortization.

The Credit Agreement is guaranteed by all direct and indirect subsidiaries of the Company and is secured by a first priority lien or security interest in substantially all of the assets of the Company. The Credit Agreement contains representations and warranties, covenants and events of default customary for credit agreements of this nature. Such customary covenants include restrictions on the ability to borrow more debt, acquire other companies, make preferred stock payments and use of proceeds from the sale of assets. In addition to the semi-annual reduction in availability, additional payments may be required based on the Company's proceeds from asset sales and "excess cash flow" as defined in the Credit Agreement.

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments of $4.2 million beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and the extent of legally available funds as determined by the Board of Directors. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged its credit facility. Consequently, the Company was in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds.

On June 23, 1998 the Company paid $12.5 million to holders of its Series B Preferred stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million represented accumulated and unpaid dividends. The payment was previously authorized by the Company's Board of Directors at its annual meeting on May 14, 1998, which authorization was contingent upon obtaining the necessary bank financing and receipt of an opinion by its investment banker that the payment could be made from legally available funds. On June 23, 1998 both such conditions were met and the payment was made.

As of June 30, 1998, the Preferred Stock payment arrearages aggregated $6.7 million including accrued but unpaid preferred dividends of $2.5 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

The Company is engaged in discussions with Noel Group, Inc. ("Noel"), with a view to satisfying the balance of its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock terms and conditions. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, the ability of the Company to obtain additional financing and compliance with the Company's new Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payments; the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability to its defined benefit plan. The Company is also exploring strategic alternatives to such financing.

On June 30, 1998 the Company acquired the business and net assets of Westwater Enterprises, LP for $3.1 million in cash plus the assumption of $.5 million of bank debt. In connection with this transaction, additional payments of up to $2.0 million may become payable contingent upon the attainment of specified earnings levels over the next three years.


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


                         NEW YORK STOCK EXCHANGE LISTING

As of December 31, 1997 and June 30, 1998, the Company failed to meet certain of the New York Stock Exchange (the "Exchange") continued listing requirements. The Exchange and the Company have had discussions concerning the Company's circumstances and the Company has submitted to the Exchange its plans to bring itself into compliance. Although the Exchange has not informed the Company that it will be delisted, there can be no assurance that the Company's plans to bring itself into compliance with the Exchange's listing requirements will succeed.

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy;(iv) customer concentration and the increasing consolidation of the Company's customer base (v) the declaration and payment of dividends and
(vi) the Company's plans to bring itself into compliance with the Exchange's listing requirements. Shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

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


PART II - OTHER INFORMATION
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         a)       None

         b)       REDEEMABLE SERIES B PREFERRED STOCK

                  Dividends totaling $1,316,018 in 1995, $1,361,230 in 1996
                  $1,440,957 in 1997 and $751,225 in 1998 were scheduled to be paid. No such payments were made until June 23, 1998 at which time a payment of $2,383,396 was made by redemption of 10.1 million shares of Preferred Stock. The balance of unpaid dividends continue to accrue at a compounded rate of 6% per annum. Additionally, the Company has not given effect to certain previously scheduled redemption payments. See Note 7 to the unaudited consolidated financial statements for a detailed discussion of the Preferred Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of Carlyle Industries, Inc. was held on May 14, 1998 for the following purposes:

                  1) To elect three directors to serve until the next Annual Meeting of Stockholders and until their successors are elected.

                  2) To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

                  3) To transact such other business as may properly come before the Meeting or any adjournments thereof.

              The holders of the Company's Common Stock and Series B Preferred Stock voted as a single class. The number of votes cast for, against or withheld, as well as the number of abstentions is set forth below:


              Shares eligible to Vote: 7,382,782


                  Proposal No 1                                          Proposal No 2
-------------------------------------------------------------------------------------------------------
    For               Against           Abstain           For               Against          Abstain
------------        ------------      ------------    ------------        ------------     ------------
   5,825,070             203,967             4,294       6,015,643              14,031            3,657
       78.90%               2.76%             0.06%          81.48%                .19%            0.05%

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)     EXHIBITS

       EXHIBIT
       NUMBER                      EXHIBIT

         10.34    $14,000,000 Credit Agreeement dated June 23,
                  1998 among Carlyle Industries, Inc. and Fleet
                  Bank, N.A.

(b)    REPORTS ON FORM 8-K.

       During the second quarter of 1998, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
       (Registrant)


/S/ Robert A. Levinson
Robert A. Levinson, Chairman, President and Chief Executive Officer


/S/ Edward F. Cooke
Edward F. Cooke, Vice President, Secretary and Chief Financial Officer



Date:  August 10 , 1998

                                EXHIBIT INDEX
                                -------------

       EXHIBIT
       NUMBER                      EXHIBIT

         10.34    $14,000,000 Credit Agreeement dated June 23,
                  1998 among Carlyle Industries, Inc. and Fleet
                  Bank, N.A.

         27       Financial Data Schedule