Form 10-Q
period 1998-09-30
CARLYLE INDUSTRIES INC
filed 1998-11-12
CIK 11027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 1998    COMMISSION FILE NO. 1-3462

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

AS OF OCTOBER 30, 1998, 7,382,782 SHARES OF COMMON STOCK WERE OUTSTANDING.

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072

                                TABLE OF CONTENTS



                                                                                   PAGE NO.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
            Consolidated Balance Sheets
            as of September 30, 1998 and December 31, 1997 ...........................3

            Consolidated Statements of Operations
            for the Three and Nine Months Ended September 30, 1998 and 1997 ..........4

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1998 and 1997 ....................5

            Notes to Unaudited Consolidated Financial Statements -
            September 30, 1998 .......................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............................9

Part II -- Other Information
----------------------------
Item 1.     Legal Proceedings ...........................................Not Applicable
Item 2.     Changes in Securities .......................................Not Applicable
Item 3.     Defaults upon Senior Securities .........................................15
Item 4.     Submission of Matters to a Vote of Security Holders .........Not Applicable
Item 5.     Other Information ...........................................Not Applicable
Item 6.     Exhibits and Reports on Form 8-K ........................................15

            Signatures...............................................................16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ASSETS                                                                     SEPTEMBER 30, 1998  DECEMBER 31, 1997
Current Assets:                                                                (UNAUDITED)          (NOTE)
                                                                                --------           --------
   Cash and cash equivalents                                                    $    381           $ 12,475
   Accounts receivable trade, net                                                  5,608              3,040
   Inventories                                                                     4,370              2,541
   Current deferred tax asset                                                      2,268              2,740
   Other current assets                                                              147                118
                                                                                --------           --------
      Total current assets                                                        12,774             20,914
                                                                                --------           --------

Property, plant and equipment, at cost                                             2,673              2,509
Less: Accumulated depreciation and amortization                                     (868)              (739)
                                                                                --------           --------
      Net property, plant and equipment                                            1,805              1,770
                                                                                --------           --------

Goodwill, net                                                                      2,366              2,152
Other assets                                                                         908                226
                                                                                --------           --------
      Total Assets                                                              $ 17,853           $ 25,062
                                                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                             $  1,249           $    731
   Current maturities of long-term debt                                               67                 51
   Federal and state income taxes payable                                            290              6,514
   Other current liabilities                                                       1,567              2,972
                                                                                --------           --------
                                                                                   3,173             10,268
                                                                                --------           --------

Long-Term debt                                                                    10,675                 78
Other Liabilities                                                                  8,385              9,033
                                                                                --------           --------
      Total Liabilities                                                           22,233             19,379
                                                                                --------           --------

Redeemable Preferred Stock, par value $0.01 per share
   Shares authorized:
      21,305,055 at December 31, 1997
      11,187,451 at September 30, 1998
   Shares issued and outstanding:                                                 10,687             20,805
      Series A - None
      Series B -  20,805,060 at December 31, 1997
                  10,687,456 at September 30, 1998
   Accumulated dividends on preferred stock                                        2,735              4,184
                                                                                --------           --------
                                                                                  13,422             24,989
                                                                                --------           --------
Common Stock, par value $0.01 per share
    20,000,000 shares authorized;
   Shares issued and outstanding:                                                     74                 74
      7,382,782 at December 31, 1997
      7,382,782 at September 30, 1998

Paid in Capital                                                                   19,858             19,858
Retained Earnings                                                                (37,734)           (39,238)
                                                                                --------           --------
Total Common Stockholders' Equity                                                (17,802)           (19,306)
                                                                                --------           --------
                                                                                $ 17,853           $ 25,062
                                                                                ========           ========

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS                       NINE MONTHS
                                                              ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                             1998             1997             1998             1997
                                                           --------         --------         --------         --------
Net Sales                                                  $  8,111         $  5,050         $ 17,003         $ 14,525
Cost of Sales                                                 4,890            2,568            9,272            6,859
                                                           --------         --------         --------         --------
                                                              3,221            2,482            7,731            7,666
Selling, general & administrative expenses                    1,651            1,070            3,792            3,519
Other income -- net                                              (3)              (3)              (3)              (9)
                                                           --------         --------         --------         --------
Income from continuing operations before
   interest and income taxes                                  1,573            1,415            3,942            4,156
Interest  income (expense)                                     (231)              91              (93)             164
                                                           --------         --------         --------         --------
Income from continuing operations before
   provision for income taxes                                 1,342            1,506            3,849            4,320
Provision for income taxes                                      492              550            1,412            1,582
                                                           --------         --------         --------         --------
Income from continuing operations                               850              956            2,437            2,738
Less dividends on preferred stock                               201              367              933            1,071
                                                           --------         --------         --------         --------
Income from continuing operations
   applicable to common stock                                   649              589            1,504            1,667
Loss from discontinued operations net of
   income tax provision                                        --               --               --               (316)
Loss on disposal of discontinued operations, net of
   income tax provision                                        --               --               --             (9,801)
                                                           --------         --------         --------         --------
                                                               --               --               --            (10,117)
                                                           --------         --------         --------         --------
Net income (loss) applicable to common stock               $    649         $    589         $  1,504         $ (8,450)
                                                           ========         ========         ========         ========

Basic earnings (loss) per common share:
   Continuing operations                                   $    .09         $    .08         $    .20         $    .23
   Discontinued operations                                     --               --               --              (1.37)
                                                           --------         --------         --------         --------
   Total                                                   $    .09         $    .08         $    .20         $  (1.14)
                                                           ========         ========         ========         ========

Diluted earnings (loss) per common share:
   Continuing operations                                   $    .09         $    .08         $    .20         $    .23
   Discontinued operations                                     --               --               --              (1.37)
                                                           --------         --------         --------         --------
   Total                                                   $    .09         $    .08         $    .20         $  (1.14)
                                                           ========         ========         ========         ========

Weighted average common shares
   outstanding (in thousands)                              $  7,383            7,384            7,383            7,387
                                                           ========         ========         ========         ========

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1998             1997
                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                               $  2,437         $  2,738
Reconciliation of net income from continuing
  operations to net cash provided (used) by operations:
    Depreciation and amortization                                    444              258
    Deferred tax provision                                           472            1,065
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                  (1,045)           1,154
      Merchandise inventories                                        837             (377)
      Other assets                                                  (859)            --
      Income taxes payable                                        (6,224)            --
      Other current assets                                          --                219
      Accounts payable                                              (287)            (938)
      Other current liabilities                                   (1,705)            (452)
      Other liabilities                                             (648)            (620)
      Cash flow from discontinued operations                        --             (6,403)
                                                                --------         --------
                                                                  (6,578)          (3,356)
                                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operation                        --             51,924
Investment in net assets of acquired business                     (3,593)            --
Capital expenditures                                                 (36)            (130)
                                                                --------         --------
                                                                  (3,629)          51,794
                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and capitalized
   lease obligations                                              17,519           20,279
Repayment of revolving credit facility
  and capital lease obligations                                   (6,906)         (57,262)
Preferred stock payment                                          (12,500)            --
                                                                --------         --------
                                                                  (1,887)         (36,983)
                                                                --------         --------
Increase (decrease) in cash and cash equivalents                 (12,094)          11,455

Cash and cash equivalents beginning of period                     12,475              131
                                                                --------         --------
Cash and cash equivalents end of period                         $    381         $ 11,586
                                                                ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                      $    100         $    824
                                                                ========         ========
  Income taxes                                                  $  7,910         $    143
                                                                ========         ========

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


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

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

NOTE 3:  ACQUISITION

On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a newly formed wholly-owned subsidiary of the Company. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores. The Company paid approximately $3.1 million in cash, assumed $.5 million in bank debt, and committed to payments totaling up to $2.0 million over three years contingent upon achievement of specified earnings levels. The acquisition has been recorded using the purchase method of accounting. Since June 30, 1998 the accounts of Westwater have been consolidated with the accounts of the Company based on a preliminary allocation of the purchase price. The allocation is expected to be finalized after various studies and other work have been completed. The Company's historical results of operations for the three and nine-month periods include Westwater results for the period July 1, 1998 to September 30, 1998.


NOTE 4:  PRO FORMA INFORMATION

The following pro forma condensed consolidated financial information was prepared assuming Westwater was acquired on January 1, 1998 and 1997 respectively, (see Note 3) and that these transactions were accounted for as purchases. These pro forma results may change as the purchase price allocations change. Pro forma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had these acquisitions occurred as of January 1, 1998 and 1997 respectively, nor does it purport to be indicative of results that may be achieved in the future.

                                                          Unaudited
                                         (Dollars in thousands except per share data)
                                                      Nine Months Ended
                                                        September 30
                                                     1998           1997
                                                     ----           ----
      Net Sales                                    $21,126        $21,665
                                                   =======        =======

      Income before taxes                          $ 3,790        $ 5,333
                                                   =======        =======

      Net income before preferred dividends        $ 2,338        $ 3,301
                                                   =======        =======

      Preferred stock dividends                    $   933        $ 1,071
                                                   =======        =======

      Net income (loss) attributable to
      common stock                                 $ 1,405        $ 2,230
                                                   =======        =======

      Earnings (loss) per share                    $   .19        $   .30
                                                   =======        =======

NOTE 5: EARNINGS PER SHARE

Earnings per common share for the Company have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements.


NOTE 6:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                     SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                     ------------------    -----------------
         Raw materials                       $1,655         $1,976
         Work in Progress                        10             10
         Finished goods                       2,705            555
                                              -----          -----
                                             $4,370         $2,541
                                             ======         ======

NOTE 7:  CREDIT FACILITY

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

The Credit Agreement is guaranteed by all direct and indirect subsidiaries of the Company and is secured by a first priority lien or security interest in substantially all of the assets of the Company. The Credit Agreement contains representations and warranties, covenants and events of default customary for credit agreements of this nature. Such customary covenants include restrictions on the ability to incur more debt, acquire other companies, make preferred stock payments and use of proceeds from the sale of assets. In addition to the semi-annual reduction in availability, additional payments may be required based on the Company's proceeds from asset sales and "excess cash flow" as defined in the Credit Agreement.


NOTE 8:  PREFERRED STOCK

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

As of September 30, 1998, the Preferred Stock payment arrearages aggregated $6.9 million including accrued but unpaid preferred dividends of $2.7 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and they continue to accrue at a compound rate of 6% per annum.

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

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the outcome of the negotiations with Noel described above, the ability of the Company to obtain additional financing and compliance with the Company's new Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payment, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan. The Company is also exploring strategic alternatives to redemption of the Preferred Stock.



PART I -       FINANCIAL INFORMATION
ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THIRD QUARTER

Sales during the third quarter of 1998 totaled $8.1 million as compared to $5.1 million in the third quarter of 1997 for an increase of $3.0 million. Sales contributed by Westwater totaled $3.1 million during the quarter, accounting for all of the increase over 1997.

Gross margin during the third quarter of 1998 totaled $3.2 million as compared with $2.5 million in the third quarter of 1997. The increase in gross margin dollars in 1998 as compared to 1997 was primarily the result of Westwater, which contributed $1.1 million of gross profit during the quarter. During the quarter, the Company incurred approximately $218M of incremental cost of goods sold in connection with merchandise distributions related to new store openings by customers. The gross margin percent during the third quarter of 1998 was 39.7% as compared to 49.1% during the third quarter of 1997. The decrease in gross margin percent during the quarter was a result of the Westwater business which generally operates at a lower gross profit percent and incremental costs associated with merchandise distributions related to new store openings by customers.

Selling, general and administrative expenses totaled $1.6 million as compared to $1.1 million in the third quarter of 1997. The increase in selling, general and administrative expense in 1998 as compared to 1997 was primarily the result of the Westwater acquisition which added $658M of incremental selling, general and administrative expense.

Interest expense during the third quarter of 1998 totaled $231 thousand as compared to interest income of $91 thousand during the third quarter of 1997. The increase in interest expense was the result of new bank debt outstanding since June 1998 which was borrowed in connection with the Preferred stock payment and the Westwater acquisition.

The provision for income taxes totaled $.5 million as compared to $.6 million during the same period last year. The combined effective income tax rate totaled 36.5% in both 1998 and 1997. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends accrued totaled $200 thousand as compared to $367 thousand during the same period in 1997. Preferred dividends are accrued and compound at a rate of 6% per annum. The reduction in preferred dividends accrued as compared to 1997 was due to the partial redemption of Preferred Stock on June 23, 1998. A portion of the dividend arrearage was also satisfied in connection with the partial redemption. See Note 8 to the unaudited consolidated financial statements.

Third quarter results may not be indicative of future quarterly results due to seasonality of the craft business and because of future programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may continue to put further pressure on the Company's revenue and operating results in subsequent quarters. The Company is currently pursuing a number of strategies to improve its revenue base.

YEAR TO DATE

Sales during the nine months ended September 30, 1998 totaled $17.0 million as compared to $14.5 million during the year to date period in 1997 for an increase of $2.5 million. Westwater provided $3.1 million of incremental sales. Somewhat offsetting the favorable incremental Westwater sales were the effects on sales from customer consolidation and related store closings.

Gross margin during the nine months ended September 30, 1998 totaled $7.7 million or 45.5% as compared to $7.7 million or 52.7% during the comparable period in 1997. Westwater contributed $1.1 million of gross profit during the year to date period in 1998. Offsetting the incremental Westwater margin dollars was the effect on gross margin of lower sales volume in the core business, caused by customer consolidation occurring primarily during the second half of 1997. Also, higher incremental variable cost of good sold were incurred during the year to date period in 1998 associated with merchandise distributions related to new store openings by customers.

Selling, general and administrative expense during the nine months ended September 30, 1998 totaled $3.8 million as compared to $3.5 million during the first nine months of 1997. Incremental Westwater selling, general and administrative expense totaled $658 thousand. Offsetting this increase was a reduction in selling, general and administrative expense in 1998 as compared to 1997 due to lower corporate administrative headcount and expense.

Net interest expense during the first nine months of 1998 totaled $93 thousand as compared to net interest income of $164 thousand during the year to date period in 1997. The increase in interest expense during 1998 as compared to 1997 was the result of bank debt outstanding beginning June 23, 1998 in connection with the Preferred stock payment and the Westwater acquisition. Interest expense incurred prior to March 27, 1997 related to outstanding debt under former credit facilities has been classified as discontinued operations in 1997.

The provision for income taxes during the first nine months of 1998 totaled $1.4 million compared to $1.6 million during the comparable period in 1997. The effective income tax rate was 36.7% during each of the first nine month periods of 1998 and 1997.

Preferred dividends accrued during the first nine months of 1998 totaled $933 thousand as compared to $1.071 million during the first nine months of 1997. The reduction in accrued preferred dividends in the year to date period 1998 as compared to 1997 was the result of the $12.5 million Preferred stock payment in June 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $.4 million and trade accounts receivable of $5.6 million. In addition, the Company had $3.4 million available under its revolving credit facility as of September 30, 1998.

Cash used by operations during the nine months ended September 30, 1998 totaled $6.6 million which included income tax payments totaling $7.2 million made during the first quarter of 1998 attributable to the tax gain from the sale of the Thread division in 1997.

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

The Credit Agreement is guaranteed by all direct and indirect subsidiaries of the Company and is secured by a first priority lien or security interest in substantially of the assets of the Company. The Credit Agreement contains representations and warranties, covenants and events of default customary for credit agreements of this nature. Such customary covenants include restrictions on the ability to incur more debt, acquire other companies, make preferred stock payments and use of proceeds from the sale of assets. In addition to the semi-annual reduction in availability, additional payments may be required based on the Company's proceeds from asset sales and "excess cash flow" as defined in the Credit Agreement.

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

As of September 30, 1998, the Preferred Stock payment arrearages aggregated $6.9 million including accrued but unpaid preferred dividends of $2.7 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

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

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company, the outcome of the negotiations with Noel described above, the ability of the Company to obtain additional financing and compliance with the Company's new Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, as the Company has agreed to notify the Pension Benefit Guaranty Corporation ("PBGC") prior to making any redemption payment, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan. The Company is also exploring strategic alternatives to redemption of the preferred stock.

On June 30, 1998 the Company acquired the business and net assets of Westwater Enterprises, LP for $3.1 million in cash plus the assumption of $.5 million of bank debt. In connection with this transaction, additional payments of up to $2.0 million may become payable contingent upon the attainment of specified earnings levels over the next three years.



                                YEAR 2000 ISSUES

The Company has implemented a plan to address year 2000 issues. The Company's plan includes the identification and testing of its information technology components and imbedded technology. In connection with this plan a detailed list of hardware, software and other micro-processing technology has been compiled.

The Company's plan includes an evaluation of each identified item as compliant or not compliant and the testing of each component. Certain noncompliant systems have been upgraded or replaced and others are scheduled to be replaced. In addition, the Company's plan includes confirmation with its significant customers and suppliers regarding their state of readiness with respect to year 2000 issues.

The Company's primary risks related to year 2000 issues are associated with the failure of its management information systems, which include billing, production scheduling, raw material ordering and financial reporting. In addition, the Company may be at risk if any of its significant customers or vendors experience failures related to year 2000 issues.

Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant, however, the Company is still analyzing its systems and requirements. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. The Company does not currently have complete information concerning the year 2000 compliance status of its major customers and vendors. In the event that any of the Company's significant customers or vendors do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.


                             STOCK EXCHANGE LISTING

As of December 31, 1997 and June 30, 1998, the Company failed to meet certain of the New York Stock Exchange (the "Exchange") continued listing requirements. On September 2, 1998 the New York Stock Exchange notified the Company that it would be delisted for failing to meet listing criteria related to aggregate market value, net income and net tangible assets. On September 4, 1998 the Company commenced trading on the over-the-counter bulletin board market under the symbol CRLH.

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base (v) the declaration and payment of dividends; (vi) impact of year 2000 issues. Shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


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

PART II -      OTHER INFORMATION
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               a)    None

               b)    REDEEMABLE SERIES B PREFERRED STOCK

                     Dividends totaling $1,316,018 in 1995, $1,361,230 in 1996
                     $1,440,957 in 1997 and $935,720 in 1998 were scheduled to
                     be paid. No such payments were made until June 23, 1998 at which time a payment of $2,383,396 was made by redemption of 10.1 million shares of Preferred Stock. The balance of unpaid dividends continue to accrue at a compounded rate of 6% per annum. Additionally, the Company has not given effect to certain previously scheduled redemption payments. See Note 8 to the unaudited consolidated financial statements for a detailed discussion of the Preferred Stock.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a)    EXHIBITS

                     None


               (b)   REPORTS ON FORM 8-K.

                     On July 15, 1998, the Company filed a Current Report on Form 8-K to reflect the acquisition of Westwater Enterprises, LLP. On September 11, 1998, the Company filed a Current Report on Form 8-KA to reflect the pro forma financial information related to the Westwater acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
       (Registrant)


/S/ Robert A. Levinson
-------------------------------------------------------------------
Robert A. Levinson, Chairman, President and Chief Executive Officer


/S/ Edward F. Cooke
----------------------------------------------------------------------
Edward F. Cooke, Vice President, Secretary and Chief Financial Officer


Date: November 13, 1998