Form 10-K
period 1998-12-31
CARLYLE INDUSTRIES INC
filed 1999-03-31
CIK 11027

SECURITIES AND EXCHANGE
                                   COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number: 1-3462

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[ ] No [X]

         As of March 29, 1999, 7,382,782 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $3,857.276. This figure was calculated on the basis of the closing price of a share of Common Stock of Registrant on the Electronic Bulletin Board March 29, 1999. As used herein, non-affiliates means all stockholders of Registrant other than executive officers, directors and 5% shareholders.

         The information required by Part III of Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with its annual meeting scheduled for May 18, 1999.

THIS ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT") CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (I) THE COMPANY'S FINANCING PLANS; (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (III) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY;(IV) CUSTOMER CONCENTRATION AND THE INCREASING CONSOLIDATION OF THE COMPANY'S CUSTOMER BASE (V) THE DECLARATION AND PAYMENT OF DIVIDENDS;
(VI) IMPACT OF YEAR 2000 ISSUES. SHAREHOLDERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISK AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. .

PART I

ITEM  1. BUSINESS OF THE COMPANY

         Carlyle   Industries,    Inc.    ("Carlyle")   and   its   subsidiaries
(collectively, the "Company") package and distribute buttons, gifts and craft products.

         Carlyle was the surviving corporation in a merger (the "Merger") with BH Acquisition Corporation, a Delaware corporation wholly-owned by Noel Group, Inc. ("Noel"). The Merger, completed on October 29, 1993, was the second step of a transaction pursuant to which Noel acquired the entire equity interest in the Company. References herein to the "Predecessor" shall be deemed to refer to the Company, as it existed prior to October 1, 1993. The Company's principal executive offices are located in 7,307 square feet of leased premises at One Palmer Terrace, Carlstadt, New Jersey and its telephone number is 201-935-6220.

         The Company's business is conducted principally through two subsidiaries: the Blumenthal Lansing Company, and Westwater Industries, Inc. Blumenthal Lansing Company was formed from the merger of B. Blumenthal & Co., Inc., a wholly-owned subsidiary of the Company, and Lansing Company, B. Blumenthal's wholly-owned subsidiary. The corporate name was changed to Blumenthal Lansing Company on January 1, 1995. Westwater Industries, Inc. ("Westwater"), a Delaware corporation, was formed in June 1998 to acquire the assets and business of Westwater Enterprises, LP. Westwater Industries, Inc. is a wholly owned subsidiary of the Company.

         PRODUCTS. The Company packages and distributes an extensive variety of buttons, embellishments, gift and craft products to mass merchandisers, specialty chains and independent retailers and wholesalers throughout the United States. Products are sold under the La Mode (R), Le Chic (R), Streamline (R) and Westwater Enterprises (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique and Mill Mountain brand names. The Company also produces and distributes a private-label line for one of the nation's best-known retailers. The Company markets complimentary product lines, including appliques, craft kits and fashion and jewelry.

         MARKETS. The Company's button products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating and garment manufacturing. The market is concentrated and is served by national and regional fabric specialty chains, mass merchandisers, independent fabric stores, notions wholesalers and craft stores and chains. During the years ended December 31, 1998 and 1997 sales to three major customers (Wal-Mart, Jo-Ann Stores and Hancock Fabrics) accounted for 77% and 78% respectively of the Company's aggregate net sales volume. A reduction in sales among any of these customers could adversely impact the financial condition and results of operations of the Company.

         Through its Westwater subsidiary, the Company has a developing gift market program which is being directed toward the myriad and varied outlets where gifts are sold.

         PRODUCT SOURCING, DISTRIBUTION AND SALES. The button lines are sourced from more than 75 button manufacturers around the world, with most buttons coming from the traditional markets of Europe and Asia. Button manufacturers specialize in different materials (plastic, wood, glass, leather, metal, jewel, pearl, etc.) and have varying approaches to fashion, coloration, finishing and other factors. Most craft and gift products are developed within the Company and produced in Asia.

         All imported and domestically purchased buttons are shipped to the Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Shipments are made primarily to individual stores with a smaller percentage to warehouse locations. Craft and gift products are also distributed from the Lansing, Iowa facility.

         The Company's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service for hundreds to thousands of locations nationwide. The Company enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 20 years. Due to the large account nature of its customer base, most customer contact is coordinated by management; additional sales coverage is provided by regional sales managers. Many retailers are serviced by independent representatives and representative organizations.

         COMPETITIVE FACTORS. The retail button market is served by several competitors. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. Management believes that the principal bases for competition are product innovation, range of selection, brand names, price, display techniques and speed of distribution. The craft and gift markets are served by many and varied competitors with innovation and competitive pricing being of major importance.

         Management believes that retail button distribution depends on trends in the home-sewing market, which management believes is mature. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons, and products used in the craft and gift industries which are not viewed by management as mature markets.

         The bulk of the Company's revenues are derived in the United States. In 1998, less than 1% of revenues related to export sales. Inventory levels remain relatively constant throughout the year. The Company's policies related to merchandise return and payment terms are in accordance with industry standards.

         EMPLOYEES;   LABOR  RELATIONS.   The  Company  has   approximately  170
employees, none of whom are covered by a collective bargaining agreement. Management believes relations with employees are satisfactory.

         CURRENT BACKLOG. The Company fills at least 95% of its orders within 48 hours and as a result had no backlog of any significance at either December 31, 1998 or 1997.

DISCONTINUED OPERATIONS

         In March 1997 the Company completed the sale of its Thread division pursuant to an agreement dated as of December 12, 1996 (the "Thread Division Agreement"). Proceeds received on the sale adjusted for closing costs and changes in working capital of the division subsequent to September 30, 1996 totaled $54.9 million cash (of which $3.0 million was placed in escrow) plus the assumption of approximately $6.8 million of liabilities. A portion of the proceeds was used to pay down the Company's outstanding bank debt. Consequently, the results of operations of the Thread division for 1997 and all prior periods have been classified as discontinued operations. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

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


ITEM 2.  PROPERTIES

See ITEM 1.

         The Company owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa. Corporate headquarters and divisional management, sales and marketing, product development, fashion and purchasing are headquartered in a leased 7,307 square foot office facility in Carlstadt, New Jersey. Management believes that the Company's facilities are in good condition and adequate for the Company's present and reasonably foreseeable future needs.

         The Company owns a former dye facility located in Emporia, Virginia, which is leased to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease with a nominal base rent. In addition, the Company also owns two facilities no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 48,000 square feet are leased to unrelated third parties and a former production facility at North Grosvenordale, Connecticut. (See Item 3 Legal Proceedings - Environmental Matters).


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

         CM owns an inactive facility located in North Grosvenordale, Connecticut at which soil contamination has been found. The Company reported this contamination to the CTDEP in 1989 and is presently working with the CTDEP to define remedial options for the site, which it expects will focus primarily on removal and possible stabilization of contaminated soil on site. The Company estimates the cost of soil remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. As the actual cost of remediation at this site will depend on the areal extent of soil contamination and the remediation options approved for this site in the future by the CTDEP, no assurances can be given that the actual cost will not be higher than the Company's current estimate.

         In or about June 1992 the Company received notices from the EPA that the Company, Belding Corticelli Thread Co. ("BCTC") and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site").

         The Company settled its alleged liability in connection with the SRS sites by paying one thousand six hundred twenty six dollars ($1,626), along with other PRPs, to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA"). The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .03% and 1.19%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. At this time it is not possible to predict when the EPA will issue its "Record of Decision" concerning the final remedy at the SRS site. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

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

         On September 3, 1996, CM entered into an agreement (with the EPA and other members of the SRS PRP Group) to settle its liability in connection with the First Operable Unit of work ("OU#1") at the OSL site for two thousand dollars ($2,000). The OU#1 Consent Decree was entered in June, 1998 by the U.S. District Court for the District of Connecticut.

         In September 1997, Pratt and Whitney and the Town of Southington proposed a de minimis settlement which would allow CM and certain other members of the SRS PRP Group (as well as certain Direct Shippers) to settle their future OSL site liability for a sum certain (subject to certain reservation of rights by the U.S.) Under this proposal CM's required payment is approximately $3,300. CM has accepted the de minimis offer. The Consent Decree in connection with the above de minimus settlement will be lodged with the federal court in the near future.

         By letter dated October 30, 1987, the Department of Environmental Protection of the State of New Jersey ("DEP") notified the Company that CM, together with 122 other parties, had been identified as a party responsible for cleanup costs and damage claims paid in connection with the Chemical Control Corporation hazardous waste site located in Elizabeth, New Jersey. A settlement between CM and other members of the Chemical Control Responsible Party Group, on the one hand, and the DEP and the New Jersey Spill Compensation Fund, on the other hand, was finalized in December 1998. The amount paid by CM was $142,218.93.

         By third-party summons and complaint dated November 27, 1991, CM was named as a third-party defendant in an action pending in the United States District Court for the District of Rhode Island entitled

United States v. Davis. In addition to CM, approximately 60 other companies were joined as third-party defendants. Amended third-party complaints named additional third-party defendants. The third-party complaint against CM alleged claims for contribution under CERCLA, common law indemnification and state law contribution. The third-party complaint alleged that CM (and the majority of the other third-party defendants) shipped waste to the CCC site, which waste was commingled and then shipped to the Davis Liquid Waste site located in Smithfield, Rhode Island.

         CM has entered into an agreement to settle liability in connection with the above claims for payment of the sum of $200,000. The Consent Decree was approved in 1998 by the Federal District Court.

         By letter dated February 22, 1999, the EPA notified the Company that it is investigating an uncontrolled environmental hazard site at the former facilities of Divex, Inc. (the "Divex Site") and requested information which would enable the EPA to evaluate the Company's involvement with the Divex Site. The EPA informed the Company that a serious accident had occured at the Divex Site in September 1993 and that the EPA is attempting to determine if the Company is a potentially responsible party. The Company is cooperating with the EPA but has no current information concerning the Divex Site other than what it has learned from the EPA, and has requested the EPA to furnish it with copies of documents which allegedly connect the Company to the Divex Site. Accordingly, the Company is currently unable to make any cost estimate with respect to the Divex Site.

         The estimates provided above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with their participation as part of the PRP group at the SRS and OSL sites. The reserve the Company has established for environmental liabilities, in the amount of $1.7 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations of the Company and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

         Escrow Agreement. In connection with the sale of the Thread division to an affiliate of Hicking Pentecost PLC ("Hicking Pentecost"), $3.0 million of the proceeds were placed in escrow.

         Pursuant  to a  written  indemnity  contained  in the  Thread  Division
Agreement, and under a reservation of rights, the Company had assumed the defense and indemnity of Barbour Threads, Inc. ("Barbour"), as the successor in interest to Danfield Threads, Inc., Barbour Industries, Inc., and Blue Mountain Industries, Inc., and an individual, H.D. Whitlow ("Whitlow"), in an adversary proceeding which relates to a Chapter 11 reorganization, in re Needlecraft Industries, Inc. (":Needlecraft"), Case No. LA 97-

41233 LF. The Company has had no role in the bankruptcy or the prosecution of Barbour's claims against Needlecraft, and other counsel represent Barbour for that purpose.

         In the adversary proceeding, Needlecraft originally sought compensatory damages of $600,000 and punitive damages of $1 million, reformation of contract, and declaratory relief from Barbour for alleged breach of an oral contract, detrimental reliance, and negligent and intentional interference with prospective economic advantage. At a hearing in January 1998, the Bankruptcy Court dismissed the claims against Whitlow.

         On February 9, 1999, the Court permitted Needlecraft to file an amended complaint that added new claims, among other things, for alleged resale price maintenance, price discrimination, disparagement/trade libel, and unfair competition and increased the compensatory damages claimed to $8.1 million. On February 24, 1999, the Company notified Hicking Pentecost and the defendants in the litigation that it rejected the claim for indemnification and will no longer fund the defense. On March 1, 1999, Hicking Pentecost and Barbour disputed the Company's rejection of their claim for indemnification and made a new claim for indemnification based on the amended complaint.

        By letter dated February 8, 1999, the CTDEP notified the Company that it is CTDEP's position that the Company and the buyer of the Thread Division filed an inappropriate form in connection with the transfer of certain Connecticut property as part of the sale of the Thread Division. The CTDEP has asserted that an alternate form and an environmental condition assessment is required. The Company has notified Hicking Pentecost and Barbour that the Company believes that compliance within the CTDEP's requirements are their responsibility. Hicking Pentecost and Barbour have responded by demanding indemnity under the Thread Division Agreement.

        In a complaint filed in the United States District Court, District of New Jersey, by Liberty Fabrics Rotterdam B.V. ("Liberty") against Barbour and Danfield Threads, Inc. Liberty has alleged, among other things, breaches of a distributorship agreement by Barbour and tortious interference by Barbour with Liberty's agreements with third parties (the "Liberty Claim"). The amount of the damages sought by Liberty is not currently known, but is alleged to be in excess of $75,000. Hicking Pentecost and Barbour have asserted that the Company is obligated by the Thread Division Agreement to indemnify them against costs and liability of the Liberty claim. The Company has rejected the claim for indemnification.

        The Company expects that if its disagreements with Hicking Pentecost and Barbour are not otherwise resolved, the dispute will be resolved in an arbitration proceeding pursuant to the Thread Division Agreement.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

PART II

ITEM 5.        MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
               MATTERS.

         (A) Market Information. On September 2, 1998, the New York Stock Exchange notified the Company that it would be delisted for failing to meet listing criteria related to aggregate market value, net income and net tangible assets. On September 4, 1998, the Company commenced trading on the over-the-counter bulletin board market under the symbol CRLH. The Company's Common Stock had been trading on the NYSE, under the symbol CRL since March 27, 1997 and as BHY from February 15, 1995 to March 26, 1997. The following table sets forth certain information as to the high and low sales prices per share of the Company's Common Stock as quoted on the NYSE for each of the last two years.

                          CALENDAR  YEAR                   COMMON STOCK
                          --------------                   ------------
                       1997                             Low            High
                       ----                             ---            ----
                  First Quarter                        $2.00          $3.00
                  Second Quarter                       $1.843         $2.25
                  Third Quarter                        $1.625         $2.25
                  Fourth Quarter                       $1.1875        $2.0625

                      1998
                      ----
                  First Quarter                        $1.1875        $1.5625
                  Second Quarter                       $1.1875        $1.625
                  Third Quarter                        $.4375         $1.3125
                  Fourth Quarter                       $.46875        $1.5625

         (B) Holders. There were 174 record holders of the Company's Common Stock as of February 23, 1999. The Company believes that, as of such date, there were in excess of 2,148 beneficial holders, including those stockholders whose shares are held of record by depository companies.

         (C) Dividends. No cash dividends on the Common Stock have been paid to date and the Company has no intention of paying dividends in the foreseeable future. In addition, dividends on the Common Stock are subject to the prior right of holders of the Preferred Stock to receive cumulative dividends at the rate of $.06 per annum per share (or, if the Company defaults on its obligation to redeem shares of Preferred Stock on the mandatory redemption dates, at the rate of 6% per annum on the principal amount of the Preferred Stock then outstanding plus accrued and unpaid dividends thereon). In addition, the holders of Preferred Stock are entitled, upon a dissolution, liquidation or winding up of the Company, to an unpaid liquidation preference of $1 per share plus all accrued and unpaid dividends. Unpaid preferred dividends accrue dividends at a rate of 6% per annum.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected consolidated financial data relating to the Company and its subsidiaries have been taken or derived from the financial statements and other records of the Company. Such selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                1998         1997         1996         1995         1994
                                             -------------------------------------------------------------
SUMMARY OF OPERATIONS:
Net sales                                    $  23,801    $  19,641    $  22,162    $  20,352    $  18,949
                                             =========    =========    =========    =========    =========
Income from continuing operations                3,160        3,727        2,758          932        4,551
Income (loss) from continuing
  operations applicable to common stock (1)      2,021        2,282        1,393         (350)       2,209
Income (loss) from discontinued
  operations, net of taxes                          --         (316)       2,080      (22,502)       3,072
Loss on disposal of discontinued
  operations, net of taxes                          --       (9,801)          --      (17,983)          --
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) applicable to common stock
  before extraordinary item                      2,021       (7,835)       3,473      (40,835)       5,281
Extraordinary loss on debt prepayment,
  net of tax benefit                                --           --         (266)          --           --
                                             ---------    ---------    ---------    ---------    ---------
Net income (loss) applicable to common
  stock                                      $   2,021    $  (7,835)   $   3,207    $(40,835)$       5,281
                                             =========    =========    =========    =========    =========

PER COMMON SHARE DATA:
Continuing operations                        $     .27    $     .31    $     .19    $    (.05)   $     .42
Discontinued operations                             --        (1.37)         .28        (5.46)         .58
Extraordinary item                                  --           --         (.04)          --           --
                                             ---------    ---------    ---------    ---------    ---------
Total                                        $     .27    $   (1.06)   $     .43    $   (5.51)   $    1.00
                                             =========    ---------    ---------    ---------    ---------
Cash dividend per common share                    None         None         None         None         None
                                             =========    =========    =========    =========    =========

                                                                       DECEMBER 31,
                                             -------------------------------------------------------------
                                                1998         1997         1996         1995         1994
                                             -------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                              $   9,188    $  10,646    $  (1,512)   $    (323)   $     (84)
Total assets                                 $  17,824    $  25,062    $  67,169    $  75,727    $ 113,531
Long-term debt, capital
  lease obligations and
  redeemable preferred stock                 $  21,108    $  25,067    $  56,647    $  66,845    $  61,262
Common stockholders' equity                  $ (17,285)   $ (19,306)   $ (11,471)   $ (14,677)   $  26,162

(1) Net income in 1994 includes $4.099 million or $.78 per share of gain on preferred stock redemption.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         Sales during the year ended December 31, 1998 were $23.8 million as compared to $19.6 million during the comparable period in 1997 for an increase of $4.2 million. Westwater contributed $4.7 million of incremental sales, all occurring during the second half of 1998. Somewhat offsetting the favorable comparison due to Westwater was the impact on sales from customer consolidation and related store closings occurring principally during the second half of 1997.

         Gross margin during the year ended December 31, 1998 totaled $10.9 million as compared to $10.1 million during the comparable period in 1997. The increase in gross margin dollars in 1998 as compared to 1997 was primarily the result of Westwater which contributed $1.6 million of gross profit during the period. During the year, the Company incurred approximately $398 thousand of incremental cost of goods sold in connection with merchandise distributions related to new store openings by customers. The gross margin percent for the year ended December 31, 1998 was 46.0% as compared to 51.6% during 1997. The decrease in gross margin percent was the result of lower margin in the Westwater business and incremental costs associated with merchandise distributions related to new store openings by customers.

         Selling,  general  and  administrative  expense  during  the year ended
December 31, 1998 totaled $5.6 million as compared to $4.6 million during the year ended December 31, 1997. Incremental Westwater selling, general and administrative expense totaled $1.4 million. A reduction in selling, general and administrative expense due to lower corporate administrative headcount and expense offset some of the increase attributable to Westwater.

         Net interest expense during the year ended December 31, 1998 totaled $309 thousand as compared to net interest income of $304 thousand during the year ended December 31, 1997. The increase in interest expense during 1998 as compared to 1997 was the result of bank debt outstanding beginning June 23, 1998 in connection with the Preferred stock payment and also the subsequent acquisitions of Westwater and Streamline. In 1997 interest expense incurred prior to March 27, 1997 related to outstanding debt under former credit facilities has been classified as discontinued operations

         The provision for income taxes during 1998 totaled $1.9 million as compared to $2.1 million during the comparable period in 1997. The effective tax rate in 1998 was 37.1% as compared to 36.3% in 1997.

         Preferred dividends accrued during the year ended December 31, 1998 totaled $1.139 million as compared to $1.445 million during the year ended December 31, 1997. The reduction from 1997 was due to the partial redemption of preferred stock in June 1998.

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

         Summarized condensed operating results of the Thread division through date of sale in 1997 and for the year ended December 31, 1996 are as follows (dollars in thousands):

                                                            1997          1996
                                                          --------     ---------
       Net sales                                          $  9,671     $  66,845
                                                          ========     =========
       Gross margin                                          1,589        13,945
       Selling, general and administrative                   1,271         6,376
                                                          --------     ---------
       Operating income                                   $    318     $   7,569
                                                          ========     =========


         The provision for income taxes during 1997 totaled $2.1 million as compared to $1.7 million during the comparable period in 1996. The effective income tax rate in 1997 was 36.3% as compared to 38.7% during 1996.

         Preferred dividends accrued during the year ended December 31, 1997 totaled $1.445 million as compared to $1.365 million during the year ended December 31, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $55 thousand and trade accounts receivable of $4.7 million. In addition, the Company had $2.6 million available under its revolving credit facility as of December 31, 1998.

         Cash used by operations during the year ended December 31, 1998 totaled $4.9 million which included income tax payments totaling $7.2 million made during the first quarter of 1998 attributable to the tax gain from the sale of the Thread division in 1997.

       On June 23, 1998, the Company entered into a new $14 million revolving credit agreement (the "Credit Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement has a term of five years and amounts available under the agreement are reduced in $1 million increments at the end of each six month period, with the first such reduction occurring December 31, 1998. Advances bear interest equal to, at the Company's option, (1) the rate at which deposits in U.S. dollars are offered by the principal office of Fleet in London, England to prime banks in the London interbank market (LIBOR) plus 1.5% or (2) Fleet's prime rate. A performance price grid provides that interest rates will step down upon the Company's achievement of specified ratios of funded debt to earnings before interest, income taxes, depreciation and amortization.

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

         Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and the extent of legally available funds as determined by the Board of Directors. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged its credit facility. Consequently, the Company was in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds.

         On June 23, 1998 the Company paid $12.5 million to holders of its Series B Preferred stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million reflected the increase in the redemption amount resulting from accumulated and unpaid dividends. The payment was authorized by the Company's board of directors at its annual meeting on May 14, 1998, which authorization was contingent upon obtaining the necessary bank financing and receipt of an opinion by its investment banker that the payment could be made from legally available funds. On June 23, 1998 both such conditions were met and the payment was made.

         As of December 31, 1998, the Preferred Stock payment arrearages aggregated $8.6 million including accrued but unpaid preferred dividends of $2.9 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

         The Company is engaged in discussions with Noel, with a view to satisfying the balance of its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock terms and conditions. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

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

         On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater, a newly formed wholly-owned subsidiary of the Company. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores. The Company paid approximately $3.1 million in cash and assumed $.5 million in bank debt. In addition, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or the event an entity other than Noel acquires a more than 50% voting control of the Company. The contingent payment period covers the three years ended December 31, 2000 at which time the contingent payment period expires.

         On December 16, 1998 the Company's wholly owned subsidiary, Blumenthal Lansing Company acquired the assets and business of Streamline Industries, Inc. ("Streamline") for approximately $1.6 million in cash. Streamline packages and distributes a line of carded buttons and embelishments for sale to retail and specialty chain stores.

         The acquisitions have been recorded using the purchase method of accounting. The accounts of Westwater and Streamline have been consolidated with the accounts of the Company based on preliminary allocations of their respective purchase prices. These allocations are expected to be finalized after various studies and other work have been completed. The Company's historical results of operations include

Westwater results for the period July 1, 1998 to December 31, 1998 and Streamline results for the period December 16, 1998 to December 31, 1998.

                                YEAR 2000 ISSUES

         The Company has implemented a plan to address year 2000 issues. The Company's plan includes the identification and testing of its information technology components and imbedded technology. In connection with this plan a detailed list of hardware, software and other micro-processing technology has been compiled.

         The Company's plan includes an evaluation of each identified item as compliant or not compliant and the testing of each component. Certain noncompliant systems have been upgraded or replaced and others are scheduled to be replaced. In addition, the Company's plan includes confirmation with its significant customers and suppliers regarding their state of readiness with respect to year 2000 issues. The Company does not currently have complete information concerning the year 2000 compliance status of all of its major customers and vendors. In the event that any of the Company's significant customers or vendors do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

         The Company's primary risks related to year 2000 issues are associated with the failure of its management information systems, which include billing, production scheduling, raw material ordering and financial reporting. In addition, the Company may be at risk if any of its significant customers or vendors experience risk of failures related to year 2000 issues.

         Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. The cost associated with the Company's year 2000 compliance is estimated to be less than $50,000. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Report of Independent Public Accountants......................................17

Consolidated Balance Sheets- December 31, 1998 and 1997.......................18

Consolidated Statements of Operations -
         Years Ended December 31, 1998, 1997 and 1996.........................20

Consolidated Statements of Cash Flows -
         Years Ended December 31, 1998, 1997 and 1996 ........................21

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 1998, 1997  and 1996................22

Notes to Consolidated Financial Statements
         for the Years Ended December 31, 1998, 1997 and 1996.................23

Consolidated Financial Statements Schedule
         Schedule II - Valuation, Qualifying Accounts and Reserves............37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Carlyle Industries, Inc.


         We have audited the accompanying consolidated balance sheets of Carlyle Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlyle Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1998, 1997 and 1996 schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 1998, 1997 and 1996 schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP


New York, New York
February 25, 1999

                                       CARLYLE INDUSTRIES, INC.
                                           AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                        (DOLLARS IN THOUSANDS)


                                                            DECEMBER 31, 1998       DECEMBER 31, 1997
ASSETS                                                      -----------------       -----------------
Current Assets:
     Cash and cash equivalents                                  $     55                 $ 12,475
     Accounts receivable trade (net of allowance
         of $1,263 and $879, respectively)                         4,701                    3,040
     Inventories, net                                              4,592                    2,541
     Current deferred tax asset                                    2,646                    2,740
     Other current assets                                            219                      118
                                                                --------                 --------
         Total current assets                                     12,213                   20,914
                                                                --------                 --------
Property, plant and equipment, at cost:
     Land                                                             40                       40
     Building and improvements                                     1,868                    1,852
     Machinery and equipment                                         843                      617
                                                                --------                 --------
                                                                   2,751                    2,509
Less: Accumulated depreciation and amortization                     (922)                   (739)
                                                                --------                 --------
Net property, plant and equipment                                  1,829                    1,770
                                                                --------                 --------

Goodwill (net of amortization of $759 and $656, respectively)      2,955                    2,152
Other assets                                                         827                      226
                                                                --------                 --------
         Total Assets                                           $ 17,824                 $ 25,062
                                                                ========                 ========

See Notes to Consolidated Financial Statements

                                       CARLYLE INDUSTRIES, INC.
                                           AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE DATA)

                                                          DECEMBER 31, 1998        DECEMBER 31, 1997
                                                          -----------------        -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                         $  1,296                  $    731
     Current maturities of long-term debt                           56                        51
     Federal income taxes payable                                  390                     6,514
     Other current liabilities                                   1,283                     2,972
                                                              --------                  --------
                                                                 3,025                    10,268
                                                              --------                  --------

Long-term Debt                                                  10,421                        78
Other Liabilities                                                8,034                     9,033
                                                              --------                  --------
         Total Liabilities                                      21,480                    19,379
                                                              --------                  --------

Redeemable Preferred Stock, par value $0.01 per share
     Shares authorized:
         21,305,055 at December 31, 1997
         11,187,451 at December 31, 1998
     Shares issued and outstanding:                             10,687                    20,805
         Series A - None
         Series B - 20,805,060 at December 31, 1997
                    10,687,456 at December 31, 1998
     Accumulated dividends on preferred stock                    2,942                     4,184
                                                              --------                  --------
                                                                13,629                    24,989
                                                              --------                  --------
Common Stock, par value $0.01 per share
         20,000,000 shares authorized;
         Shares issued and outstanding:                             74                        74
         7,382,782 at December 31, 1997 and 1998
Paid in Capital                                                 19,858                    19,858
Retained Earnings                                              (37,217)                 (39,238)
                                                              --------                  --------
Total Common Stockholders' Equity                              (17,285)                 (19,306)
                                                              --------                  --------

Total Liabilities and Stockholders' Equity                    $ 17,824                  $ 25,062
                                                              ========                  ========

See Notes to Consolidated Financial Statements

                                      CARLYLE INDUSTRIES, INC.
                                          AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             1998          1997            1996
                                                          ---------     ----------       ---------
Net sales                                                 $  23,801       $ 19,641       $  22,162
Cost of sales                                                12,852          9,497          10,638
                                                          ---------       --------       ---------
                                                             10,949         10,144          11,524
Selling, general & administrative expenses                    5,623          4,612           7,022
Other income, net                                               (10)           (12)            (52)
                                                          ---------       --------       ---------
Income from continuing operations before
   interest and  income taxes                                 5,336          5,544           4,554
Interest income (expense)                                      (309)           304             (52)
                                                          ---------       --------       ----------
Income  from continuing operations before taxes               5,027          5,848           4,502
Provision for income taxes                                    1,867          2,121           1,744
                                                          ---------       --------       ---------
Income from continuing operations                             3,160          3,727           2,758
Less dividends on preferred stock                             1,139          1,445           1,365
                                                          ---------       --------       ---------
Income from continuing operations applicable
   to common stock                                            2,021          2,282           1,393
Income (loss) from discontinued operations,
   net of income tax provision                                   --           (316)          2,080
Loss on disposal of discontinued operations,
   net of income tax                                             --         (9,801)             --
                                                          ---------       --------       ---------
Income (loss) applicable to common stock
   before extraordinary item                                  2,021         (7,835)          3,473
Extraordinary loss on debt prepayment, net of tax
   benefit of $178 in 1996                                       --             --            (266)
                                                          ---------       --------       ---------
Net income (loss) applicable to common stock              $   2,021       $ (7,835)      $   3,207
                                                          =========       ========       =========

Basic earnings per common share:
   Continuing operations                                  $     .27       $    .31       $    .19
   Discontinued operations                                       --          (1.37)           .28
   Extraordinary item                                            --             --           (.04)
                                                          ---------       --------       --------
   Total                                                  $     .27       $  (1.06)      $   0.43
                                                          =========       ========       ========

Diluted earnings (loss) per common share:
   Continuing operations                                  $     .27       $    .31       $    .19
   Discontinued operations                                       --          (1.37)           .28
   Extraordinary item                                            --             --           (.04)
                                                          ---------       --------       --------
   Total                                                  $     .27       $  (1.06)      $    .43
                                                          =========       ========       ========

Dividend declared per common share                               --             --             --
                                                          =========       ========       ========
Weighted average common shares
   outstanding (in thousands)                                 7,383          7,386          7,395
                                                          =========       ========       ========

See Notes to Consolidated Financial Statements.

                                       CARLYLE INDUSTRIES, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                                1998            1997           1996
                                                              ---------      ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                             $   3,160      $   3,727       $  2,758
Reconciliation of net income from continuing
operations to net cash  provided (used) by operations:
  Depreciation and amortization                                     611            452            480
  Deferred tax provision                                            383          2,521          1,609
  Changes in operating assets and liabilities:
   Accounts receivable                                              167           (193)           275
   Inventory                                                      1,015            297            682
   Federal income taxes receivable                                   --             --            675
   Other current assets                                              --             --         (2,031)
   Federal income taxes payable                                  (6,248)            --             --
   Accounts payable                                                (240)          (790)           198
   Other current liabilities                                     (1,463)            80           (273)
   Other operating assets and liabilities                        (1,889)        (2,363)          (554)
   Cash flow from extraordinary item                                 --             --           (266)
   Cash flow from discontinued operations                          (393)        (5,968)        (1,093)
                                                              ---------      ---------       --------
                                                                 (4,897)        (2,237)         2,460
                                                              ---------      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations                        --         51,924          8,190
Investment in net assets of acquired businesses                  (5,249)            --             --
Capital expenditures                                               (113)          (323)           (56)
                                                              ---------      ---------       --------
                                                                 (5,362)        51,601          8,134
                                                              ---------      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and
   capitalized lease obligations                                 19,769         20,279         31,809
Repayment of long-term debt and capital lease obligations        (9,430)       (57,299)       (43,268)
Preferred stock payment                                         (12,500)            --             --
                                                              ---------      ---------       --------
                                                                 (2,161)       (37,020)       (11,459)
                                                              ---------      ---------       --------

Increase (decrease) in cash and cash equivalents                (12,420)        12,344           (865)
Cash and cash equivalents beginning of year                      12,475            131            996
                                                              ---------      ---------       --------
Cash and cash equivalents end of year                         $      55      $  12,475       $    131
                                                              =========      =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                   $     380      $     856       $  4,321
                                                              =========      =========        =======
   Income taxes                                               $   8,420      $     152       $    185
                                                              =========      =========        =======

See Notes to Consolidated Financial Statements

                                            CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (DOLLARS IN THOUSANDS)

                                                                                                           PAID IN      RETAINED
                                        SERIES B PREFERRED STOCK                  COMMON STOCK             CAPITAL      EARNINGS
                               ------------------------------------------   -------------------------      -------      --------
                                                                 Accum.
                                                                 ------
                                Shares           Amount         Dividend      Shares         Amount
                                ------           ------         --------      ------         ------
DECEMBER 31, 1995              20,805,060      $   20,805      $    1,374    7,409,282     $       74     $   19,859   $  (34,610)
                               ==========      ==========      ==========   ==========     ==========     ==========   ==========
Net income                                                                                                                  4,572
Dividends accrued on
  preferred stock                                                   1,365                                                  (1,365)
Common stock returned                                                          (21,000)                           (1)
                                               ----------      ----------   ----------     ----------     ----------   ----------
DECEMBER 31, 1996              20,805,060      $   20,805      $    2,739    7,388,282     $       74     $   19,858   $  (31,403)
                               ==========      ==========      ==========   ==========     ==========     ==========   ==========
Net loss                                                                                                                   (6,390)
Dividends accrued on
  preferred stock                                                   1,445                                                  (1,445)
Common stock returned                                                           (5,500)
                               ----------      ----------      ----------   ----------     ----------     ----------   ----------
DECEMBER 31, 1997              20,805,060      $   20,805      $    4,184    7,382,782     $       74     $   19,858   $  (39,238)
                               ==========      ==========      ==========   ==========     ==========     ==========   ==========
Net income                                                                                                                  3,160
Dividends accrued on
  preferred stock                                                   1,139                                                  (1,139)
Dividends paid on
  preferred stock                                                  (2,381)
Preferred stock redemption
                              (10,117,604)     $  (10,118)
                               ----------      ----------      ----------   ----------     ----------     ----------   ----------
DECEMBER 31, 1998              10,687,456      $   10,687      $    2,942    7,382,782     $       74     $   19,858   $  (37,217)
                               ==========      ==========      ==========   ==========     ==========     ----------   ==========

See Notes to Consolidated Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATION: Carlyle Industries, Inc. (the "Company") and its Subsidiaries distribute a line of buttons, craft and gift products. The Company was organized under the laws of the State of Delaware in 1947.

         CONSOLIDATION:   The  accompanying  consolidated  financial  statements
include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

         RECLASSIFICATIONS AND DISCONTINUED OPERATIONS: In order to conform to the 1998 presentation, certain reclassifications were made to the prior years' financial statements. See Note 4 regarding discontinued operations.

         REVENUE RECOGNITION:Revenue is recognized upon shipment of merchandise.

         SALES RETURNS: The Company estimates an allowance for sales returns based on historical sales and sales returns and records a related allowance, if significant.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company maintains a reserve for doubtful accounts which includes 100% of all invoices that management deems doubtful of collection.

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

         GOODWILL: Goodwill is amortized on a straight line basis over periods ranging from 15 to 30 years.

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

2.       ACQUISITIONS

         On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a newly formed wholly-owned subsidiary of the Company. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores. The Company paid approximately $3.1 million in cash, assumed $.5 million in bank debt. In addition, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or the event an entity other than Noel Group, Inc. acquires a more than 50% voting control of the Company. The contingent payment period covers the three years ended December 31, 2000 at which time the contingent payment period expires.

         On December 16, 1998 the Company acquired certain assets and the business of Streamline Industries, Inc. ("Streamline") for approximately $1.6 million in cash. Streamline packages and distributes a line of carded buttons and embelishments for sale to retail and specialty chain stores.

         Both acquisitions have been recorded using the purchase method of accounting. The accounts of Westwater and Streamline have been consolidated with the accounts of the Company based on preliminary allocations of their respective purchase prices. These allocations are expected to be finalized after various studies and other work have been completed. The Company's historical results of operations include Westwater results for the period July 1, 1998 to December 31, 1998 and Streamline results for the period December 16, 1998 to December 31, 1998.

3.       PRO FORMA INFORMATION

         The following pro forma condensed consolidated financial information was prepared assuming Westwater was acquired on January 1, 1998 and 1997 respectively, and that the transaction was accounted for as a purchase. These pro forma results are based on a preliminary allocation of the purchase price and such pro forma results may change as the respective purchase price allocations change. Pro forma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had the acquisition occurred as of January 1, 1998 and 1997 respectively, nor does it purport to be indicative of results that may be achieved in the future. Sales and income during the period December 16, 1998 to December 31, 1998 attributable to the Streamline acquisition were not significant and, therefore, pro forma amounts presented in this footnote do not include the pro forma effects of such acquisition.

                                                               Unaudited
                                             (Dollars in thousands except per share data)
                                                        Years Ended December 31
                                                        ----------------------
                                                        1998              1997
                                                        ----              ----
       Net Sales                                     $   27,924       $   28,863
                                                     ==========       ==========

       Income before taxes                           $    4,933       $    6,908
                                                     ==========       ==========

       Net income before preferred dividends         $    3,132       $    4,397
                                                     ==========       ==========

       Preferred stock dividends                     $    1,139       $    1,445
                                                     ==========       ==========

       Net income (loss) attributable to
       common stock                                  $    1,993       $    2,952
                                                     ==========       ==========

       Earnings per share                            $      .27       $      .40
                                                     ==========       ==========

4.       DISCONTINUED OPERATIONS:

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

         In connection with this sale, the Company repaid all of its outstanding bank debt using proceeds received in the transaction. No penalties were incurred by the Company in connection with this prepayment. In addition, the Company paid approximately $7.3 million of income taxes related to the tax gain resulting from this transaction in March 1998. Nondeductible goodwill associated with the Thread division amounting to approximately $18.0 million was charged to discontinued operations in connection with the sale. Operating results of the Thread division for 1997 through the date of disposition and for all prior periods have been presented as discontinued operations. The Thread division had revenues of $9.8 million through the date of disposition in 1997 and $66.8 million during the year ended December 31, 1996.

         During the fourth quarter of 1995, the Company announced its decision to divest the Home Furnishings division. Consequently, the results of operations of the Home Furnishings division for 1996 through the date of its sale on July 31, 1996 are classified as discontinued operations.

         Proceeds of $8.2 million were received on the sale of this division and were used to pay down the Company's revolving bank loan. Such net proceeds approximated the amount that had been borrowed under the revolving loan in support of the Home Furnishings division's inventories and receivables. The repayment of bank debt was sufficient in amount to avoid bank fees that would have been payable had the Company not completed the sale within the time frame prescribed by the Company's former credit agreement dated October 29, 1993, as amended, or in an amount sufficient to repay amounts borrowed against the division's inventories and receivables. The Home Furnishings division had revenues of $19.2 million through the date of disposition in 1996.

5.       INVENTORIES:

         The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):
                                           1998                  1997
                                        ---------             ---------
         Raw materials                  $   1,790             $   1,976
         Work in progress                      10                    10
         Finished goods                     2,792                   555
                                        ---------             ---------
                                        $   4,592             $   2,541
                                        =========             =========

         At December 31, 1998 inventories were valued on both the last-in first-out ("LIFO") basis and the first-in first-out ("FIFO") basis. At December 31, 1997, all inventories were valued by the last-in first-out ("LIFO") basis. If the first-in, first-out ("FIFO") method (which approximates replacement costs) of inventory accounting had been used by the Company, inventories would not have been materially affected.

         Inventories are stated at lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

6.       OTHER CURRENT LIABILITIES AND OTHER LIABILITIES:

         Other liabilities as of December 31 consist of the following (dollars in thousands):

         CURRENT                                                      1998             1997
         -------                                                      ----             ----
         Insurance............................................    $      --         $     725
         Salaries, wages, bonuses and other compensation......          513               570
         State income taxes...................................           --               731
         Other................................................          762               946
                                                                  ---------         ---------
                                                                  $   1,275         $   2,972
                                                                  =========         =========


         LONG TERM                                                    1998             1997
         ---------                                                    ----             ----
         Pension liabilities..................................    $   1,894         $   2,855
         Environmental accruals...............................        1,656             1,911
         Other post-retirement benefits.......................        3,166             2,873
         Other................................................        1,318             1,394
                                                                  ---------         ---------
                                                                  $   8,034         $   9,033
                                                                  =========         =========

7.       LONG TERM DEBT:

         On June 23, 1998, the Company entered into a new $14 million revolving credit agreement (the "Credit Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement has a term of five years and amounts available under the agreement are reduced in $1 million increments at the end of each six month period, with the first such reduction occurring December 31, 1998. Advances bear interest equal to, at the Company's option, (1) the rate at which deposits in U.S. dollars are offered by the principal office of Fleet in London, England to prime banks in the London interbank market (LIBOR) plus 1.5% or (2) Fleet's prime rate. A performance price grid provides that interest rates will step down upon the Company's achievement of specified ratios of funded debt to earnings before interest, income taxes, depreciation and amortization.

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

       Debt obligations as of December 31 consist of (dollars in thousands):

                                                                      1998             1997
                                                                      ----             ----
         Revolving credit facility............................    $  10,400         $      --
         Capitalized lease obligations........................           77               129
                                                                  ---------         ---------
              ................................................       10,477               129
         Less:  Current maturities............................           56                51
                                                                  ---------         ---------
                                                                  $  10,421         $      78
                                                                  =========         =========

8.       LEASE PAYMENTS:

         The following is a schedule of future minimum lease payments under capital and non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1998 (dollars in thousands):

                  1999                                        $    70
                  2000                                             26
                                                              -------
                  Total minimum lease payments                     96
                  Amount representing interest                     11
                                                              -------
                  Present value of future minimum lease
                  payments (including current portion of $64) $    85
                                                              =======

         Rental expense for premises and machinery and equipment leased by the Company under operating leases was as follows (dollars in thousands):

                                              YEARS ENDED DECEMBER 31,
                                         1998           1997            1996
                                       --------       ---------      ---------
         Premises                        $ 132          $  101         $  374
         Machinery                       $   5          $    8         $    8

9.       FINANCIAL INSTRUMENTS:

         The Company's financial instruments are comprised of cash, cash equivalents, accounts receivable, long term debt and Series B Preferred Stock at December 31, 1998. The carrying amounts of cash, cash equivalents, accounts receivable and long term debt approximate fair values due to the short-term maturity of cash, cash equivalents and accounts receivable and in the case of long term debt due to the Company's forecasted ability to repay such debt and accrued interest. It was not practicable to obtain an estimate of the fair value of the Company's Series B Preferred Stock.

10.      CUSTOMER CONCENTRATION:
         During the years ended December 31, 1998, 1997 and 1996, the Company conducted business with four customers whose aggregate sales volume represented approximately 77%, 78% and 75% of the Company's net revenues, respectively. These customers also represented approximately 72% and 87% of the total outstanding accounts receivable as of December 31, 1998 and 1997 respectively. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.


11.      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

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

         The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for post retirement benefits in accordance with SFAS No. 106 (Employers' Accounting for Post-retirement Benefits Other Than Pensions), whereby the cost of post-retirement benefits are accrued during employees' working careers. The plan is not funded. The Company's policy is to pay the cost of benefits as incurred. Certain benefits are available to full-time employees who were over age 30, as of January 1, 1992, provided such employees work for the Company for 25 years and reach certain ages, but not less than age 55. Employees hired after January 1, 1993 are not eligible to receive benefits under this Plan. (dollars in thousands):

                                              PENSION BENEFITS        OTHER BENEFITS
                                                YEARS ENDED             YEARS ENDED
                                                DECEMBER 31,            DECEMBER 31,
                                            1998        1997        1998        1997
                                          --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year   $ 20,704    $ 19,525    $  3,356    $  3,402
Service cost                                    --          --           1          --
Interest costs                               1,457       1,481         218         251
Actuarial loss (gain)                        1,138       1,350        (240)       (110)
Benefits paid                               (1,649)     (1,652)       (167)       (187)
                                          --------    --------    --------    --------
Benefit obligation at end of year         $ 21,650    $ 20,704    $  3,168    $  3,356
                                          ========    ========    ========    ========


CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year    $ 22,542     $ 19,877     $     --     $     --
Actual return on plan assets                         1,679        4,176           --           --
Employer contribution                                   --          141           --           --
Benefits paid                                       (1,649)      (1,652)          --           --
                                                  --------     --------     --------     --------
Fair value of plan assets at end of year          $ 22,572     $ 22,542     $     --     $     --
                                                  ========     ========     ========     ========

Funded status                                     $    922     $  1,838     $ (3,168)    $ (3,356)
Unrecognized net actuarial loss (gain)              (1,283)      (2,864)         177          429
Unrecognized prior service cost                         --           --         (175)        (190)
                                                  --------     --------     --------     --------
Accrued benefit cost                              $   (361)    $ (1,026)    $ (3,166)    $ (3,117)
                                                  ========     ========     ========     ========

Weighted average assumptions as of December 31:
Discount rate                                         6.75%        7.25%        6.75%        7.25%
Expected return on plan assets                        9.50%        9.50%         N/A          N/A
Rate of compensation increase                          N/A          N/A          N/A          N/A

COMPONENTS OF NET PERIODIC BENEFIT COST
Service                                                 --           --            1           --
Interest cost                                        1,457        1,481          218          251
Expected return on plan assets                      (2,073)      (1,816)          --           --
Amortization of prior service cost                      --           --          (15)          54
Recognized net actuarial loss (gain)                   (49)          --           11           --
                                                  --------     --------     --------     --------
Net periodic benefit cost                         $   (665)    $   (335)    $    215     $    305
                                                  ========     ========     ========     ========

         A one-percentage-point change in assumed health care cost trend rates would not change the actuarial present value of the accumulated post-retirement benefit obligations due to annual limitations of Company contributions per employee.


12.      PENSION BENEFIT GUARANTY CORPORATION:

         In January 1997, the Pension Benefit Guaranty Corporation ("PBGC") notified the Company that it was considering whether the sale of the Thread division to HP would create an obligation under ERISA to immediately fund, in whole or in part, the Company's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, the Company agreed to provide the PBGC with at least thirty (30) days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity which is projected to occur at any time prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. In December 1997, the Company notified the PBGC that it intends to redeem $10 million of Preferred Stock as soon after year end as was practicable, plus additional amounts quarterly thereafter, but only to the extent of legally available funds as determined by the Board of Directors and if appropriate bank financing had been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments.

         If the PBGC had taken the position that the Company should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position were upheld, the ability of the Company to take any such proposed action could be adversely affected. The Company's liability to its defined benefit plan is recorded, in accordance with financial accounting standards, at $361 thousand as of

December 31, 1998. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, the Company's obligation to transfer cash to the plan could be larger than the liability reflected on the balance sheet. Based on an actuarial estimate, the obligation to transfer cash in the event of a termination would be $3.3 million in excess of the balance sheet liability. Any actual amounts transferred in the event of a plan termination would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate. For information with respect to the Company's liability to its defined benefit plan, see Note 11.


13.      STOCKHOLDERS' EQUITY:

         COMMON STOCK
         Each share of Common Stock is entitled to one vote per share. As of December 31, 1998 there were 20,000,000 shares of Common Stock authorized and 7,382,782 shares outstanding.

         PREFERRED STOCK
         Each share of Series B Preferred Stock is entitled to one vote per share. As of December 31, 1998 there were 11,187,451 shares of Preferred Stock authorized and 10,687,456 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock is entitled to a preference on liquidation equal to $1 per share plus accrued and unpaid dividends at the rate of $.06 per annum per share. There remain 499,995 shares of authorized but unissued shares of blank check Preferred Stock.

         Twenty percent of the shares of Series B Preferred are scheduled to be redeemed by the Company, from funds legally available therefore, on March 15th of each year commencing in 1995 and ending in 1999. Such shares may also be redeemed at any time at the Company's option. On June 23, 1998 the Company paid $12.5 million to holders of its Series B Preferred stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million reflected the increase in the redemption amount resulting from accumulated and unpaid dividends.

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum.

         The amount of accrued but unpaid dividends at December 31, 1998 was approximately $2.9 million or $.40 per common share. In addition, the availability of resources to make payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the financial statements of the Company; and the ability of the Company to obtain financing.

         Because of its holdings of Preferred Stock, Noel Group, Inc. ("Noel") has approximately 54.9% of the vote with respect to the Company's capital stock.


14.      DEFAULT ON PREFERRED STOCK

         Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock is required to be redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and to the extent of legally available funds as determined by the Board of Directors. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged its credit facility. Consequently, the Company was in default of its obligations to redeem the Preferred Stock to the extent of its legally available funds.

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

         As of December 31, 1998, the Preferred Stock payment arrearages aggregated $9.5 million including accrued but unpaid preferred dividends of $2.9 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

         The Company is engaged in discussions with Noel, with a view to satisfying the balance of its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock terms and conditions. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

         The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the outcome of the negotiations with Noel described above, the ability of the Company to obtain additional financing and compliance with the Company's new Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, as the Company has agreed to notify the PBGC prior to making any redemption payment, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan. The Company is also exploring strategic alternatives to redemption of the Preferred Stock.


15.      INCOME TAXES:

         The income (loss) before income taxes for the periods ended December 31, 1998, 1997 and 1996 are substantially all domestic in origin.

         The components of the income tax provision or benefit are (dollars in thousands):

CONTINUING OPERATIONS
                                                YEARS ENDED DECEMBER 31,
                                            1998         1997         1996
                                        -------------------------------------
       Current provision (benefit)           383     $    (400)      $    135
       Deferred provision                  1,484         2,521          1,609
                                        --------     ---------       --------
                                        $  1,867     $   2,121       $  1,744
                                        ========     =========       ========


DISCONTINUED OPERATIONS
                                               YEARS ENDED DECEMBER 31,
                                           1998         1997         1996
                                       -------------------------------------
       Current provision                     --     $   7,503       $    111
       Deferred provision (benefit)    $     --        (2,162)         1,324
                                       --------     ----------      --------
                                       $     --     $   5,341       $  1,435
                                       ========     =========       ========

       The Company's tax provision or benefit differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

CONTINUING OPERATIONS
                                                YEARS ENDED DECEMBER 31,
                                           1998         1997         1996
                                       -------------------------------------
       Federal provision at 34%        $   1,709    $   1,988       $  1,531
       State and local provision, net        100           95            170
       Amortization of goodwill               32           32             31
       Other, net                             26            6             12
                                       ---------    ---------       --------
                                       $   1,867    $   2,121       $  1,744
                                       =========    =========       ========

DISCONTINUED OPERATIONS
YEARS ENDED DECEMBER 31,
                                            1998         1997         1996
                                       -------------------------------------
       Federal provision at 34%        $      --    $  (1,624)      $  1,160
       Foreign loss (income)                  --           --             --
       State and local provision, net         --          352             15
       Amortization/write-off of goodwill     --        6,119            257
       Other, net                             --          494              3
                                       ---------    ---------       --------
                                       $      --    $   5,341       $  1,435
                                       =========    =========       ========

     At December 31, 1998 and 1997, the components of the net deferred tax asset are (dollars in thousands):

                                                      1998              1997
                                                   ---------         --------
       Book value of fixed assets over tax basis   $    (536)        $   (536)
       Pension liabilities                               701            1,056
       Other post-retirement benefit liability         1,171            1,063
       Environmental accruals                            613              707
       Operating and capital loss carryforwards          402              402
       Other,  net                                       295               48
                                                   ---------         --------
                                                   $   2,646         $  2,740
                                                   =========         ========

         Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 1998 will be realized.


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

                                   1998              1997              1996
                                 ---------         ---------         --------
       Net Income (loss):
         As Reported             $   2,021         $  (7,835)        $  3,207
         Pro Forma               $   1,881         $  (7,917)        $  3,017
       Basic EPS:
         As Reported             $     .27         $   (1.06)        $    .43
         Pro Forma               $     .25         $   (1.07)        $    .41
       Diluted EPS:
         As Reported             $     .27         $   (1.06)        $    .43
         Pro Forma               $     .25         $   (1.07)        $    .41

         The Company may grant options for up to 1,000,000 shares under the Program. The Company has granted options on 773,081 shares through December 31, 1998. Under the Program the option exercise price equals the stock's market price on date of grant.
Program options vest over a three to four-year period and expire after ten years.

         A summary of the status of the Program's outstanding grants and weighted average exercise prices at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                          1998                       1997                      1996
                                   -------------------       -------------------       -------------------
                                   SHARES       PRICE        SHARES       PRICE        SHARES        PRICE
                                   ------       -----        ------       -----        ------        -----
   Beginning of year                 706        $ 4.83         448        $ 5.38         246        $ 8.54
   Granted                           172         1.185         330          2.00         217          2.11
   Exercised                          --            --          --            --          --            --
   Forfeited                        (105)         2.02         (72)         5.14         (15)        10.00
   Expired                            --            --          --            --          --            --
                                   -----        ------       -----        ------       -----        ------
   End of year                       773        $ 4.40         706        $ 4.83         448        $5.385
                                   =====        ======       =====        ======       =====        ======
   Shares exercisable at end
     of year                         541                       427                       123
                                   =====                     =====                     =====
   Weighted average exercise
     price of exercisable options  $4.15                     $4.38                     $8.83
                                   =====                     =====                     =====

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.7, 6.5 and 6.7 percent, expected dividend yields of zero percent; expected lives of 5.4, 4.9 and 6.1 years; expected volatility of 75, 35 and 83 percent.


17.      EARNINGS PER COMMON SHARE:

         In 1997, the Company adopted SFAS No. 128 (Earnings per Share). The adoption of SFAS No. 128 had no effect on previously reported earnings per share. Options to purchase shares of common stock of the Company had no effect on earnings per share because the exercise price of such options exceeded the market price of the Company's common stock in each of the years ended December 31, 1998, 1997 and 1996. Basic earnings per common share have been presented as earnings from continuing operations, earnings from discontinued operations, and earnings from extraordinary item. Basic earnings per share from continuing operations have been calculated as net income from continuing operations after preferred dividend requirements of $1,139,000, $1,445,000 and $1,365,000 for 1998, 1997 and 1996 respectively, divided by weighted average common shares outstanding during the period. Basic earnings per common share from discontinued operations have been calculated as income (loss) from discontinued operations plus net loss on disposition of discontinued operations divided by the weighted average number of common shares outstanding.


18.      COMMITMENT AND CONTINGENCIES:

         In connection with the sale of the Thread division to an affiliate of HP, $3.0 million of the proceeds were placed in escrow.

         Pursuant to a written indemnity, and under a reservation of rights, the Company has assumed the defense and indemnity of Barbour Threads, Inc.
("Barbour"), as the successor in interest to Danfield Threads, Inc., Barbour Industries, Inc., and Blue Mountain Industries, Inc., and an individual, H.D. Whitlow

("Whitlow"), in an adversary proceeding which relates to a Chapter 11 reorganization, in re Needlecraft Industries, Inc. ("Needlecraft"), Case No. LA 97-41233 LF. The Company has no role in the bankruptcy or the prosecution of Barbour's claims against Needlecraft, and other counsel represent Barbour for that purpose.

         In the adversary proceeding, Needlecraft originally sought compensatory damages of $600,000 and punitive damages of $1 million, reformation of contract, and declaratory relief from Barbour for alleged breach of an oral contract, detrimental reliance, and negligent and intentional interference with prospective economic advantage. At a hearing in January 1998, the Bankruptcy Court dismissed the claims against Whitlow.

         On February 9, 1999, the Court permitted Needlecraft to file an amended complaint that added new claims, among other things, for alleged resale price maintenance, price discrimination, disparagement/trade libel, and unfair competition and increased the compensatory damages claimed to $8.1 million.

         Discovery has been continued until June 15, 1999. A pretrial conference is scheduled on July 20, 1999.

         On February 24, 1999, the Company notified the defendants in the litigation that it is rejecting the claim for indemnification and will no longer fund the defense.

         Although there can be no assurances, based on information currently available, the Company does not believe that the outcome of all known or threatened litigation and other claims will have a material adverse effect on the Company's financial condition, liquidity or operating results.

19.      UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS EXCEPT FOR PER
         SHARE DATA)


                                                 DECEMBER 31,     SEPTEMBER 30,     JUNE 30,          MARCH 31,
QUARTER ENDED                                        1998              1998           1998              1998
                                                 ------------     -------------    ----------        ---------
Net sales                                        $   6,798        $   8,111         $   3,835        $   5,057
Cost of sales                                        3,580            4,890             1,882            2,500
                                                 ---------        ---------         ---------        ---------
Gross profit                                     $   3,218        $   3,221         $   1,953        $   2,557
                                                 =========        =========         =========        =========

Income applicable to common stock                $     517        $     649         $     238        $     617
                                                 =========        =========          ========        =========

BASIC AND DILUTED INCOME PER COMMON SHARE:       $     .07        $     .09         $     .03        $     .08
                                                 =========        =========         =========        =========


                                                 DECEMBER 31,     SEPTEMBER 30,     JUNE 30,         MARCH 31,
QUARTER ENDED                                        1997             1997            1997              1997
                                                 -------------    --------------   ----------        ---------
Net sales                                        $   5,116        $   5,050         $   4,470        $   5,005
Cost of sales                                        2,638            2,568             1,939            2,352
                                                 ---------        ---------         ---------        ---------
Gross Profit                                     $   2,478        $   2,482         $   2,531        $   2,653
                                                  ========        =========         =========        =========

Income from continuing operations
   applicable to common stock                    $     615        $     589         $     575        $     503
Income (loss) from discontinued operations              --               --                --        $ (10,117)
                                                 ---------        ---------         ---------        ---------
Income (loss) applicable to common stock         $     615        $     589         $     575        $  (9,614)
                                                 =========        =========         =========        =========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations                            $     .08        $     .08         $     .08        $    .07
Discontinued operations                                 --               --                --           (1.37)
                                                 ---------        ---------         ---------        ---------
                                                 $     .08        $     .08         $     .08        $  (1.30)
                                                 =========        =========         =========        =========

ITEM 9.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

PART III.

         Pursuant to instruction (G) 3 to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed by the Company pursuant to regulation 14A on or around April 20, 1999.


PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                              CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES

             COLUMN A                    COLUMN B                   COLUMN C                 COLUMN D           COLUMN E
----------------------------------- -------------------- ------------------------------- ------------------ -----------------

                                                                   Additions
----------------------------------- -------------------- ------------------------------- ------------------ -----------------
           Description                    Balance at           (1)              (2)            Deductions      Balance at End
                                          Beginning         Charged to       Charged to                          of Period
                                          of Period         Costs and      Other Accounts
                                                            Expenses
          -------------------------------------------------------------------------------------------------------------------
  YEAR ENDED DECEMBER 31, 1998
  Allowance deducted from assets to
  which they apply:
  Allowance for doubtful accounts         $      108         $       48       $      502       $      (120)       $      538
                                          ==========         ==========       ==========       ===========        ==========
  YEAR ENDED DECEMBER 31, 1997
  Allowance deducted from assets
  to which they apply:

  Allowance for doubtful accounts         $      379         $       --       $       --       $      (271)       $      108
                                          ==========         ==========       ==========       ===========        ==========
  YEAR ENDED  DECEMBER  31, 1996
  Allowance  deducted  from assets
  to which they apply:

Allowance for doubtful accounts           $      433         $       --       $       --        $       (54)      $     379
                                          ==========         ==========       ==========        ===========       =========

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

4.1                   See Exhibit 3.1                                          *

10.1 Agreement dated as of April 13, 1993 between Belding Heminway Company, Inc., Pentapco, Inc. and ConAgra Pet Products Company, incorporated by reference to
                      Exhibit  2 to  the  Current  Report  on  Form  8-K of
                      Belding Heminway Company, Inc. filed on April 28, 1993, Commission File No. 1-3462.

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

10.4                  Agreement  and  Plan of  Merger  dated as of June 16,    *
                      1993  among  Noel   Group,   Inc.,   BH   Acquisition
                      Corporation  and  Belding  Heminway   Company,   Inc.
                      incorporated   by  reference  to  Exhibit  A  to  the
                      Schedule   14C   Information   Statement  of  Belding
                      Heminway Company filed on October 8, 1993, Commission
                      File No. 1-3462.

10.5                  Credit  Agreement  among  Belding  Heminway  Company,    *
                      Inc., NationsBank of North Carolina, N.A., Fleet Bank, The Bank of New York and the Daiwa Bank, Ltd.
                      dated  as  of  October  29,  1993   incorporated   by
                      reference  to  Exhibit   10.5  to  the   Registration
                      Statement on Form 10, as filed with the Commission on December 15, 1993, Commission File No. 0-23082.

10.6                  Stock  Purchase  Agreements  dated as of December 17,    *
                      1993 between Noel Group, Inc., Belding Heminway Company, and the Purchasers listed on the signature pages therein incorporated by reference to Exhibit
                      10.6 to the Registration Statement on Form 10/A (Amendment No. 3), as filed with the Commission on February 18, 1994, Commission File No. 0-23082.

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

10.8                  Stock  Acquisition  Agreement dated June 10, 1994, by    *
                      and among Belding Heminway Company, Inc., Danfield Threads, Inc., The Bridge Realty Company, Alexander
                      H. Dankin and Dorothy B. Dankin incorporated by reference to exhibit 7(b)(1) the Company's current report on Form 8-K filed with the Commission on June
                      15, 1994, Commission File No. 0-23082.

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

10.11                 Amendment No. 2 to Credit  Agreement dated as of June    *
                      30, 1994 between the Company and NationsBank of North Carolina , N.A., individually and as agent for Fleet Bank, The Bank of New York and the Daiwa Bank Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1994, as filed with the Commission on August 15, 1994, Commission File No. 0-23082.

10.12                 Belding  Heminway  Company  Restated  1994  Voluntary    *
                      Recapitalization Plan dated as of November 14, 1994, as amended, incorporated by reference to exhibit 7(c)(1) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission File No. 0-23082.

10.13                 Belding   Heminway   Company,   Inc.  1994  Incentive    *
                      Program,   effective  as  of  December  6,  1994,  as
                      amended, incorporated by reference to exhibit 7(c)(2) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission
                      File No. 0-23082.

10.14                 Exchange  Agreement  dated as of  November  14,  1994    *
                      between Belding Heminway Company and the holders of its Preferred Stock as amended, incorporated by reference to exhibit 7(c)(3) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission File No. 0-23082.

10.15                 Amendment to Restated Certificate of Incorporation of    *
                      Company filed on December 13, 1994, as amended, incorporated by reference to exhibit 7(c)(4) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission File No. 0-23082.

10.16                 Sale - Purchase  Agreement  dated as of November  24,    *
                      1993   by  and   between   Corticelli   Real   Estate
                      Corporation and Akwa Inc. , incorporated by reference to the corresponding exhibit on Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 31, 1994, Commission File No. 1-3462.

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

10.20                 Amendment  No.  6 to  Credit  Agreement  dated  as of    *
                      August 30, 1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit
                      10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission File No. 0-23082.

10.21                 Amendment  No.  7 to  Credit  Agreement  dated  as of    *
                      October 31, 1995, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit
                      10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission File No. 0-23082.

10.22                 Letter  Agreement  dated October 31, 1995 between the    *
                      Company and NationsBank of North Carolina, N.A., incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission
                      File No. 0-23082.

10.23                 Amendment No. 8 to Credit Agreement dated as of March    *
                      15, 1996, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank,
                      Limited,    incorporated    by   reference   to   the
                      corresponding exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No. 1-3462.

10.24                 Consulting  Agreement,  dated March 22, 1996  between    *
                      the  Company  and  Karen  Brenner   incorporated   by
                      reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1996, as filed with the Commission on March
                      15, 1996, Commission File No. 0-23082.

10.25                 Stock  Purchase  Agreement,   dated  July  12,  1996,    *
                      between the Company and Lewis Textiles Corporation incorporated by reference to

                      Exhibit (a) (1) to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Commission on August 12, 1996, Commission File No. 0-23082.

10.26                 Amendment,  dated as of  November  12, 1996 to Credit    *
                      Agreement,   dated  as  of  October   29,   1996  (as
                      previously   amended)   between   the   Company   and
                      NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and
                      The Daiwa Bank, Limited, incorporated by reference to
                      Exhibit 10.23A to the Company's Form 10-Q/A for the quarterly period ended September 30, 1996, as filed with the Commission on November 25, 1996, Commission
                      File No. 0-23082.

10.27                 Loan  and  Security  Agreement,  among  the  Company,    *
                      Blumenthal/Lansing  Company, The Belding Thread Group
                      LLC, Culver International Inc., Danfield Threads, Inc., American Collars, Inc., The Bridge Realty Company, Sanwa Business Credit Corporation and Heller Financial, Inc., dated as of December 30, 1996,
                      incorporated   by  reference  to  the   corresponding
                      exhibit and Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission
                      File No. 1-3462.

10.28                 Separation Agreement, between the Company and Gregory    *
                      H. Cheskin dated as of October 7, 1996,  incorporated
                      by  reference  to  the   corresponding   exhibit  and
                      Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No. 1-3462.

10.29                 Separation Agreement,  between the Company and Winton    *
                      J. Tolles dated as of June 20, 1996, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No. 1-3462.

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

10.31                 Selected  provisions of the  Registrant's  Definitive    *
                      Proxy Statement filed with the Commission on March 3, 1997, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission
                      File No. 1-3462.

10.32                 Letter  Agreement  dated  as  of  February  25,  1998    +
                      between Karen Brenner and Carlyle Industries, Inc.

10.33                 Letter  Agreement  dated as of March 24, 1998 between    +
                      Edward F. Cooke and Carlyle Industries, Inc.

10.34                 Letter Agreement dated May 29, 1998 between Carlyle      +
                      Industries, Inc. and Karen Brenner.

10.35                 Employment Agreement dated as of November 25, 1998       +
                      between Carlyle Industries, Inc. and Ralph Langer.

10.36                 Consulting Agreement by and between Blumenthal Lansing   +
                      Company and David J. Schoenfarber dated December 16,
                      1998.

10.37                 Employment Agreement dated February 22, 1999 and made    +
                      effective as of January 1, 1999 among Carlyle
                      Industries, Inc. and Robert A. Levinson.

10.38                 Amendment No 1. To Fleet Credit  Agreement  dated December
                      16, 1998.

16                    Letter  from Ernst & Young with  respect to change in    *
                      accountants incorporated by reference to Exhibit 16 to the Registration Statement

21                    Subsidiaries of Carlyle Industries, Inc.



*  INCORPORATED BY REFERENCE
+  MANAGEMENT CONTRACT

         14 (b). REPORTS ON FORM 8-K.
                 On July 15, 1998, the Company filed a Current Report on Form 8-K to reflect the acquisition of Westwater Enterprises, LLP.

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

                                         CARLYLE INDUSTRIES, INC.

                                         By:/s/ ROBERT A. LEVINSON
                                         ---------------------------------------
                                         Robert A. Levinson, Chairman, President
                                             and Chief Executive Officer
Date:   March  23,  1999
        ----------------
         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration in the capacities and on the dates indicated.

Signature                                Title                      Date
---------                                -----                      ----

/s/ROBERT A. LEVINSON                Chairman, President          March 23, 1999
-----------------------              and Chief Executive Officer
Robert A. Levinson


/Ralph Langer                                                     March 23, 1999
-----------------------
Ralph Langer                         Vice Chairman

/s/JOSEPH S. DIMARTINO                                            March 23, 1999
-----------------------              Director
Joseph S. DiMartino


/s/ HERBERT FRIEDMAN                                              March 23, 1999
-----------------------              Director
Herbert Friedman


/s/ EDWARD F. COOKE                                               March 23, 1999
-----------------------
Edward F. Cooke                      Chief Financial Officer