Form 10-Q
period 1999-03-31
CARLYLE INDUSTRIES INC
filed 1999-05-14
CIK 11027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 1999       COMMISSION FILE NO.  1-3462

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from          to

                       -----------------------------------

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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 1, 1999,  7,382,782  shares of Common Stock were outstanding.

================================================================================

                                     CARLYLE INDUSTRIES, INC.
                                        One Palmer Terrace
                                       Carlstadt, NJ 07072

                                        TABLE OF CONTENTS


                                                                                            PAGE NO.

PART I -- FINANCIAL INFORMATION

ITEM 1.     Financial Statements
            Consolidated Balance Sheets
            as of March 31, 1999 and December 31, 1998..........................................3

            Consolidated Statements of Operations
            for the Three Months Ended March 31, 1999 and 1998..................................4

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1999 and 1998..................................5

            Notes to Unaudited Consolidated Financial Statements - March 31, 1999...............6

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ......................................8

PART II -- OTHER INFORMATION
ITEM 1.     Legal Proceedings......................................................Not Applicable
ITEM 2.     Changes in Securities..................................................Not Applicable
ITEM 3.     Defaults upon Senior Securities....................................................11
ITEM 4.     Submission of Matters to a Vote of Security Holders................................11
ITEM 5.     Other Information......................................................Not Applicable
ITEM 6.     Exhibits and Reports on Form 8-K...................................................11

            Signatures.........................................................................12

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                     CARLYLE INDUSTRIES, INC.
                                         AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                      (DOLLARS IN THOUSANDS)

ASSETS                                                            MARCH 31, 1999
Current Assets:                                                    (UNAUDITED)   DECEMBER 31, 1998
                                                                   -----------   -----------------
     Cash and cash equivalents                                     $        97     $        55
     Accounts receivable trade, net                                      4,221           4,701
     Inventories, net                                                    4,185           4,592
     Current deferred tax asset                                          2,239           2,646
     Other current assets                                                  215             219
                                                                   -----------     -----------
         Total current assets                                           10,957          12,213

Property, plant and equipment, at cost                                   2,808           2,751
Less: Accumulated depreciation and amortization                           (968)           (922)
                                                                   -----------     -----------
         Net property, plant and equipment                               1,840           1,829

Goodwill, net                                                            2,826           2,955
Other assets                                                               797             827
                                                                   -----------     -----------
         Total Assets                                              $    16,420     $    17,824
                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                              $       858     $     1,296
     Current maturities of long-term debt                                   61              56
     Federal income taxes payable                                           --             390
     Other current liabilities                                             841           1,283
                                                                   -----------     -----------
                                                                         1,760           3,025

Long-Term debt                                                           9,756          10,421
Other Liabilities                                                        7,896           8,034
                                                                   -----------     -----------
         Total Liabilities                                              19,412          21,480

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized; Shares issued and
     outstanding at March 31, 1999 and December 31, 1998 10,687,456     10,687          10,687
Accumulated dividends on preferred stock                                 3,138           2,942
                                                                   -----------     -----------
                                                                        13,825          13,629
                                                                   -----------     -----------
Common Stock, par value $0.01 per share
      20,000,000 shares authorized;
     Shares issued and outstanding at March 31, 1999
         and December 31, 1998:  7,382,782                                  74              74
Paid in Capital                                                         19,858          19,858
Retained Earnings                                                      (36,749)        (37,217)
                                                                   -----------     -----------
Total Common Stockholders' Equity                                      (16,817)        (17,285)
                                                                   -----------     -----------
Total Liabilities and Stockholders' Equity                         $    16,420     $    17,824
                                                                   ===========     ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                           Page 3 of 12

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            THREE MONTHS ENDED MARCH  31,
                                               1999              1998
                                              -------           -------
Net Sales                                     $ 6,613           $ 5,057
Cost of Sales                                   3,357             2,500
                                              -------           -------
                                                3,256             2,557
Selling, general & administrative expenses      2,010             1,098
Other income -- net                                (4)               --
                                              -------           -------
Income before interest and income taxes         1,250             1,459
Interest expense (income)                         198               (97)
                                              -------           -------
Income before income taxes                      1,052             1,556
Provision for income taxes                        388               569
                                              -------           -------
                                                  664               987
Less dividends on preferred stock                 197               370
                                              -------           -------
Net income applicable to common stock         $   467           $   617
                                              =======           =======

Basic and diluted earnings per common share   $   .06           $   .08
                                              =======           =======

Weighted average common shares
     outstanding (in thousands)                 7,383             7,383
                                              =======           =======



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                          THREE MONTHS ENDED MARCH  31,
                                                             1999              1998
                                                           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                          $    664          $    987
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                             166               159
      Deferred tax provision                                    407               448
      Changes in operating assets and liabilities:
        Accounts receivable, trade                              480               257
        Inventories                                             407               138
        Other assets                                             43              (375)
        Accounts payable                                       (438)              (84)
        Federal and state income taxes payable                 (416)           (7,117)
        Other current liabilities                              (257)           (1,163)
        Other liabilities                                      (138)             (202)
        Cash flow from discontinued operations                 (151)               --
                                                           --------          --------
                                                                767            (6,952)
                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                            (57)              (14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                         650                --
Repayment of long term debt and capital lease
   obligations                                               (1,318)              (12)
                                                           --------          --------
                                                               (668)              (12)
                                                           --------          --------
Increase (decrease) in cash and cash equivalents                 42            (6,978)
Cash and cash equivalents beginning of period                    55            12,475
                                                           --------          --------
Cash and cash equivalents end of period                    $     97          $  5,497
                                                           ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                $    237          $     --
                                                           ========          ========
   Income taxes                                            $    391          $  7,237
                                                           ========          ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  Page 5 of 12

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE  OF  OPERATION:   Carlyle  Industries,   Inc.  ("The  Company")  and  its
subsidiaries distribute a line of buttons, craft and gift products.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                       MARCH 31, 1999       DECEMBER 31, 1998
                                       --------------       -----------------

              Raw materials                $  1,789              $  1,790
              Work in Progress                   10                    10
              Finished goods                  2,386                 2,792
                                           --------              --------
                                           $  4,185              $  4,592
                                           ========              ========


NOTE 5:  ARREARS ON PREFERRED STOCK

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock by its terms was required to be redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and to the extent of legally available funds as determined by the Board of Directors. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged its credit facility. Consequently, the Company was in arrears of its obligations to redeem the Preferred Stock to the extent of its legally available funds.

On June 23, 1998 the Company paid $12.5 million to holders of its Series B Preferred stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million represented the increase in the required redemption payment resulting from accumulated and unpaid dividends.

As of March 31, 1999, the Preferred Stock payment arrearages aggregated $13.8 million including accrued but unpaid preferred dividends of $3.1 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

The Company is engaged in discussions with the principal holder of the preferred stock, Noel Group, Inc. ("Noel"), with a view to satisfying the balance of its obligations to the holders of the Preferred Stock in accordance with the terms of its charter and to the extent consistent with the Company's resources. Discussions have dealt with the amount and timing of payments and possible modifications of the Preferred Stock terms and conditions. Any such modifications would require the agreement of the Company and the holders of the Preferred Stock.

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

PART I -      FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULT OF OPERATIONS



                              RESULTS OF OPERATIONS

Sales during the first quarter of 1999 totaled $6.6 million. Sales in the first quarter of 1998 totaled $5.1 million for an increase of $1.5 million. Incremental sales contributed by acquired businesses totaled $2.2 million during the first quarter of 1999. Somewhat offsetting this favorable comparison was the effect of lower sales in existing lines of business during the first quarter of 1999. Approximately $.5 million of this reduction was the result of timing on certain orders which were shipped in 1998 during the first quarter but which in 1999 are being shipped in subsequent quarters; in addition, approximately $.2 million of this reduction was due to an opening order shipment which occurred during the first quarter of 1998.

Gross margin during the first quarter of 1999 totaled $3.3 million as compared with $2.6 million in the first quarter of 1998. Incremental gross margin contributed by the acquired businesses totaled $.9 million. The gross margin percent during the first quarter of 1999 was 49.2% as compared to 50.6% during the first quarter of 1998. The decrease in gross margin percent was primarily the result of the lower margins in the Westwater business.

Selling, general and administrative expenses in the first quarter of 1999 totaled $2.0 million as compared to $1.1 million in the first quarter of 1999. Incremental selling, general and administrative expense incurred by the acquired businesses totaled $.7 million; in addition, the Company incurred $159 thousand of consolidation costs in connection with the acquired businesses, which costs were expensed during the quarter.

Net interest expense during the first quarter of 1999 totaled $198 thousand as compared to net interest income of $97 thousand during the first quarter of 1998. The increase in interest expense in 1999 as compared to 1998 was the result of bank debt outstanding beginning June 23, 1998 in connection with the Preferred stock payment and also the subsequent acquisitions.

The provision for income taxes during the first quarter of 1999 totaled $.4 million as compared to $ .6 million during the same period last year. The combined effective income tax rate totaled 36.9% in the first quarter of 1999 and 36.6% in the first quarter of 1998. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the first quarter of 1999 totaled $197 thousand as compared to $370 thousand during the same period in 1998. The reduction from 1998 was due to the partial redemption of preferred stock in June 1998.

First quarter results may not be indicative of future quarterly results due to programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $97 thousand and trade accounts receivable of $4.2 million

Cash provided by operations during the three months ended March 31, 1999 totaled $767 thousand.

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock by its terms was required to be redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and to the extent of legally available funds as determined by the Board of Directors. Prior to March 27, 1997, the Company did not make any payments on account of the Preferred Stock (either dividend or redemption) as the Company's lenders declined to approve such payments. However, as of that date, the Company discharged its credit facility. Consequently, the Company was in arrears of its obligations to redeem the Preferred Stock to the extent of its legally available funds.

On June 23, 1998 the Company paid $12.5 million to holders of its Series B Preferred stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million represented the increase in the required redemption payment resulting from accumulated and unpaid dividends.

As of March 31, 1999, the Preferred Stock payment arrearages aggregated $13.8 million including accrued but unpaid preferred dividends of $3.1 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

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

In connection with the acquisition of Westwater Enterprises LLP, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or in the event of a change of control of the Company, as defined in the Westwater acquisition agreement. The contingent payment period covers the three years ended December 31, 2000 at which time the contingent payment period expires.


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



PART II -     OTHER INFORMATION
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              a)   None

              b)   REDEEMABLE SERIES B PREFERRED STOCK
                   Scheduled dividend payments totaling $3,101,080.31, including $200,590 in 1999, remain unpaid and continue to accrue at a compounded rate of 6% per annum. Additionally, the Company has not made certain previously scheduled redemption payments. See Note 5 to the unaudited consolidated financial statements for a detailed discussion of the Preferred Stock.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)   EXHIBITS

                   EXHIBIT                                     SEQUENTIALLY
                   NUMBER               EXHIBIT                NUMBERED PAGE


              b)   REPORTS ON FORM 8-K.
                   During the first quarter of 1999, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
       (Registrant)




/s/ ROBERT A. LEVINSON
---------------------------------------------------------
    Robert A. Levinson,
    Chairman, President and Chief Executive Officer

/s/ EDWARD F. COOKE
---------------------------------------------------------
    Edward F. Cooke,
    Vice President, Secretary and Chief Financial Officer


Date:  May 14, 1999