Form 10-Q
period 1999-06-30
CARLYLE INDUSTRIES INC
filed 1999-08-13
CIK 11027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999         COMMISSION FILE NO.  1-3462

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

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 1, 1999,  7,382,782  shares of Common Stock were outstanding.

================================================================================

                                          CARLYLE INDUSTRIES, INC.
                                             ONE PALMER TERRACE
                                            CARLSTADT, NJ 07072



                                             TABLE OF CONTENTS

                                                                                                  PAGE NO.

Part I -- Financial Information
-------------------------------
ITEM 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 1999 and December 31, 1998...........................................3

                  Consolidated Statements of Operations
                  for the Six Months Ended June 30, 1999 and 1998.....................................4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1999 and 1998.....................................5

                  Notes to Unaudited Consolidated Financial Statements - June 30, 1999................6

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................................9

Part II -- Other Information
----------------------------
ITEM 1.           Legal Proceedings......................................................Not Applicable
ITEM 2.           Changes in Securities..................................................Not Applicable
ITEM 3.           Defaults upon Senior Securities....................................................13
ITEM 4.           Submission of Matters to a Vote of Security Holders................................13
ITEM 5.           Other Information......................................................Not Applicable
ITEM 6.           Exhibits and Reports on Form 8-K...................................................14

                  Signatures.........................................................................15

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      JUNE 30, 1999
                                                       (UNAUDITED)  DECEMBER 31, 1998
                                                      ------------- -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                          $        69    $        55
     Accounts receivable trade, net                           4,836          4,701
     Inventories, net                                         4,639          4,592
     Current deferred tax asset                               2,266          2,646
     Other current assets                                       689            219
                                                        -----------    -----------
         Total current assets                                12,499         12,213
                                                        -----------    -----------
Property, plant and equipment, at cost                        2,821          2,751
Less: Accumulated depreciation and amortization              (1,014)          (922)
                                                        -----------    -----------
         Net property, plant and equipment                    1,807          1,829
                                                        -----------    -----------

Goodwill, net                                                 2,813          2,955
Other assets                                                    751            827
                                                        -----------    -----------
         Total Assets                                   $    17,870    $    17,824
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $     1,526    $     1,296
     Current maturities of long-term debt                        50             56
     Federal income taxes payable                                --            390
     Other current liabilities                                1,073          1,283
                                                        -----------    -----------
                                                              2,649          3,025
                                                        -----------    -----------

Long-term debt                                                9,625         10,421
Other liabilities                                             7,817          8,034
                                                        -----------    -----------
         Total Liabilities                                   20,091         21,480
                                                        -----------    -----------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized;
     Shares issued and outstanding at June 30, 1999
         and December 31, 1998 10,687,456                    10,687         10,687
Accumulated dividends on preferred stock                      3,345          2,942
                                                        -----------    -----------
                                                             14,032         13,629
                                                        -----------    -----------
Common Stock, par value $0.01 per share
      20,000,000 shares authorized;
     Shares issued and outstanding at June 30, 1999
         and December 31, 1998:  7,382,782                       74             74
Paid in Capital                                              19,858         19,858
Retained Earnings                                           (36,185)       (37,217)
                                                        -----------    -----------
Total Common Stockholders' Equity                           (16,253)       (17,285)
                                                        -----------    -----------
         Total Liabilities and Stockholders' Equity     $    17,870    $    17,824
                                                        ===========    ===========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS           SIX MONTHS
                                             -----------------    -----------------
                                              1999       1998      1999       1998
                                             -------    ------    -------    ------
Net sales                                    $ 6,912   $ 3,835    $13,525    $8,892
Cost of sales                                  3,529     1,882      6,886     4,382
                                             -------    ------    -------    ------
                                               3,383     1,953      6,639     4,510
Selling, general & administrative expenses     1,965     1,042      3,971     2,141
                                             -------    ------    -------    ------
Income before interest and income taxes        1,418       911      2,668     2,369
Interest expense (income)                        208       (40)       406      (138)
                                             -------    ------    -------    ------
Income before provision for income taxes       1,210       951      2,262     2,507
Provision for income taxes                       439       351        827       920
                                             -------    ------    -------    ------
Income before preferred dividends                771       600      1,435     1,587
Less dividends on preferred stock                206       362        403       732
                                             -------    ------    -------    ------
Income applicable to common stock            $   565    $  238    $ 1,032    $  855
                                             =======    ======    =======    ======

Basic earnings (loss) per common share       $  0.08    $  .03    $  0.14    $  .12
                                             =======    ======    =======    ======

Diluted earnings (loss) per common share     $  0.08    $  .03    $  0.14    $  .12
                                             =======    ======    =======    ======


Weighted average common shares
  outstanding (in thousands)                   7,383     7,383      7,383     7,383
                                             =======    ======    =======    ======


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                       SIX MONTHS ENDED JUNE 30,
                                                             1999     1998
                                                           -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                          $  1,435 $  1,587
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                             332      287
      Deferred tax provision                                    380      712
      Changes in operating assets and liabilities:
        Accounts receivable, trade                             (135)     976
        Inventories                                             (47)    (534)
        Other assets                                           (456)    (874)
        Income taxes payable                                   (266)  (6,437)
        Accounts payable                                        230      297
        Other current liabilities                              (169)  (1,476)
        Other liabilities                                      (217)    (441)
        Cash flow from discontinued operations                 (157)      --
                                                           -------- --------
                                                                930   (5,903)
                                                           -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in net assets of acquired business                    --   (3,556)
Capital expenditures                                            (70)     (23)
Investment in other assets                                      (36)      --
                                                           -------- --------
                                                               (106)  (3,579)
                                                           -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                       1,850   10,194
Repayment of long term debt and capital lease
   obligations                                               (2,660)     (24)
Preferred stock payment                                          --  (12,500)
                                                           -------- --------
                                                               (810)  (2,330)
                                                           -------- --------
Increase (decrease) in cash and cash equivalents                 14  (11,812)
Cash and cash equivalents beginning of period                    55   12,475
                                                           -------- --------
Cash and cash equivalents end of period                    $     69 $    663
                                                           ======== ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                $    400 $     28
                                                           ======== ========
   Income taxes                                            $  1,150 $  7,375
                                                           ======== ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1:  BASIS OF PRESENTATION

Carlyle Industries, Inc. ("The Company") and its subsidiaries distribute a line of buttons, craft and gift products. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                           JUNE 30, 1999       DECEMBER 31, 1998
                                           -------------       -----------------
              Raw materials                  $  2,214              $  1,790
              Work in progress                     10                    10
              Finished goods                    2,415                 2,792
                                             --------              --------
                                             $  4,639              $  4,592
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

As of June 30, 1999, the Preferred Stock payment arrearages aggregated $14.0 million including accrued but unpaid preferred dividends of $3.3 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue dividends at a compound rate of 6% per annum.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's new Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

NOTE 6:  SUBSEQUENT EVENT

On July 30, 1999 the Company announced that its Board had adopted a voluntary Plan of Recapitalization (the "Plan") to provide for the issuance of shares of common stock in exchange for accrued and unpaid preferred stock dividends and the exchange of additional shares of common stock for preferred stock. Pursuant to the Plan the Board has authorized the issuance of 2,757,363 shares of common stock in exchange for $3,446,704 accrued dividends through August 13, 1999, on its Series B preferred stock. The dividend exchange offer values the common stock at $1.25 per share. The offer was made to holders of record as of July 16, 1999. At that date there were 12 holders of preferred stock holding a total of 10,687,456 shares.

Issuance of the common stock to a preferred stockholder is conditioned on the stockholder agreeing to accept the shares of common stock in place of cash and to refrain from resale of the common stock until a registration statement covering such resale has become effective under the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to the Plan, the Company's Board also approved an offer to the preferred stockholders to exchange their shares of preferred stock for shares of the Company's common stock at the rate of .620911 of a share of common stock for each share of preferred stock. Each preferred stockholder will be free to accept or reject the exchange offer. Preferred stockholders, who do not accept the preferred stock exchange offer by August 13, 1999, will continue to hold their preferred stock.

Approximately 9.9 million shares or approximately 93% of the issued and outstanding preferred stock is held by Noel Group, Inc. Noel's preferred stock holding represents approximately 55% of the aggregate voting power of all capital stock of the Company. Noel has accepted common stock in exchange for its accrued preferred stock dividends and the preferred stock exchange offer under the conditions that immediately prior to such exchange (1) Swenvest Corporation, an entity controlled by Robert Levinson, Chairman and CEO of the Company, purchases approximately 3,865,000 shares of Preferred Stock from Noel for cash of approximately $3 million, and (2) that the Company agree to file a registration statement covering the shares of common stock issued in payment of the dividend and in the preferred stock exchange offer under the Securities Act following completion of the offers and use all reasonable efforts to have such registration statement declared effective. Swenvest has offered to purchase for cash the same percentage, 38.96104%, of shares of preferred stock from holders of the preferred stock other than Noel as it is purchasing from Noel. If all the other holders accept the Swenvest offer, Swenvest will purchase an additional 176,545 shares of preferred stock for approximately $137,000. Swenvest has also made an alternative offer to all holders of preferred stock other than Noel for $.60 per share. If all such holders accept the alternative Swenvest offer, Swenvest will purchase an additional 276,587 shares for approximately $166 thousand.

Swenvest has stated that it will not exchange its shares of preferred stock for common stock. If all preferred stockholders (other than Swenvest) accept the preferred stock exchange offer, the Company would issue approximately 3.9 million shares of common stock in respect of the preferred stock outstanding. Following the exchange offers Swenvest and Mr. Levinson will hold a total of 4,355,249 shares of preferred stock and 293,790 shares of common stock, representing approximately 25% of the total voting shares issued and outstanding consisting of approximately 13,990,517 million shares of common stock and 4,355,249 shares of preferred stock.

PART I -      FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULT OF OPERATIONS


                              RESULTS OF OPERATIONS


SECOND QUARTER
Net sales during the second quarter of 1999 totaled $6.9 million as compared to net sales of $3.8 million in the second quarter of 1998, for an increase of $3.1 million. Incremental sales contributed by acquired businesses totaled $ 2.7 million. The Company estimates that approximately $.5 million of this amount represented the filing of backlog orders related to the acquired Streamline business. Initial placements with customers also represented $ .2 million of the increase in net sales.

Gross margin during the second quarter of 1999 totaled $3.4 million as compared to $ 2.0 million in the second quarter of 1998. Incremental gross margin contributed by acquired businesses totaled $ 1.2 million. The gross margin percent during the second quarter of 1999 was 48.9% as compared to 50.9% in the second quarter of 1998. The decrease in gross margin percent was primarily the result of the lower margins on product lines of acquired businesses.

Selling, general and administrative expense in the second quarter of 1999 totaled $2.0 million as compared to $1.0 million in the second quarter of 1998. Incremental selling, general and administrative expense incurred by the acquired businesses totaled $ .7 million.

Net interest expense during the second quarter of 1999 totaled $206 thousand as compared to net interest income of $40 thousand during the second quarter of 1998. The increase in interest expense in 1999 as compared to 1998 was the result of bank debt outstanding beginning June 23, 1998 in connection with the Preferred Stock payment and subsequent acquisitions.

The provision for income taxes during the second quarter of 199 totaled $439 thousand as compared to $351 thousand during the same period last year. The combined effective income tax rate totaled 36.2% in the second quarter of 1999 and 36.9% in the second quarter of 1998. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the second quarter of 1999 totaled $206 thousand as compared to $362 thousand during the same period in 1998. The reduction from 1998 was due to the partial redemption of preferred stock in June 1998.


YEAR TO DATE
Net sales during the six months ended June 30, 1999 totaled $ 13.5 million as compared to $ 8.9 million during the year to date period for 1998 for an increase of $ 4.6 million. The Company estimates that approximately $.5 million of this amount represented the filing of backlog orders related to the acquired Streamline business. Incremental sales contributed by acquired businesses totaled $ 4.7 million.

Gross margin during the six months ended June 30, 1999 totaled $ 6.6 million or 49.1% as compared to $4.5 million or 50.7% during the comparable period in 1998. Incremental gross margin contributed by acquired businesses totaled $ 2.4 million. The decrease in gross margin percent was primarily the result of lower margins on product lines of acquired businesses.

Selling, general and administrative expense during the six months ended June 30, 1999 totaled $4.0 million as compared to $2.1 million for the first six months of 1998. Incremental selling, general and administrative expense incurred by acquired businesses totaled $1.4 million. In addition, the Company incurred $186 thousand of consolidation costs in connection with the acquired businesses, which costs were expensed during the first six months.

Net interest expense during the six months ended June 30, 1999 totaled $406 thousand as compared to net interest income of $138 thousand for the first six months of 1998. The increase in interest expense in 1999 as compared to 1998 was the result of bank debt outstanding beginning June 23, 1998 in connection with the Preferred Stock payment and also the subsequent acquisitions.

The provision for income taxes for the six months ended June 30, 1999 totaled $827 thousand as compared to $920 thousand for the same period last year. The combined effective income tax rate totaled 36.6% for the six months ended June 30, 1999 as compared to 36.7% for the six months ended June 30, 1998. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends accrued during the first six months of 1999 totaled $403 thousand as compared to $732 thousand during the first six months of 1998. The reduction from 1998 was due to the partial redemption of preferred stock in June 1998.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $69 thousand and trade accounts receivable of $4.8 million

Cash provided by operations during the six months ended June 30, 1999 totaled $930 thousand.

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

As of June 30, 1999, the Preferred Stock payment arrearages aggregated $14.0 million including accrued but unpaid preferred dividends of $3.3 million. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

On July 30, 1999 the Company announced that its Board had adopted a voluntary Plan of Recapitalization (the "Plan") to provide for the issuance of shares of common stock in exchange for accrued and unpaid preferred stock dividends and the exchange of additional shares of common stock for preferred stock. Pursuant to the Plan the Board has authorized the issuance of 2,757,363 shares of common stock in exchange for $3,446,704 accrued dividends through August 13, 1999, on its Series B preferred stock. The dividend exchange offer values the common stock at $1.25 per share. The offer is being made to holders of record as of July 16, 1999. At that date there were 12 holders of preferred stock holding a total of 10,687,456 shares.

Issuance of the common stock to a preferred stockholder is conditioned on the stockholder agreeing to accept the shares of common stock in place of cash and to refrain from resale of the common stock until a registration statement covering such resale has become effective under the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to the Plan, the Company's Board also approved an offer to the preferred stockholders to exchange their shares of preferred stock for shares of the Company's common stock at the rate .620911 of a share of common stock for each share of preferred stock. Each preferred stockholder will be free to accept or reject the exchange offer. Preferred stockholders who do not accept the preferred stock exchange offer by August 13, 1999, will continue to hold their preferred stock.

Approximately 9.9 million shares or approximately 93% of the issued and outstanding preferred stock is held by Noel Group, Inc. Noel's preferred stock holding represents approximately 55% of the aggregate voting power of all capital stock of the Company. Noel has accepted common stock in exchange for its accrued preferred stock dividends and the preferred stock exchange offer under the conditions that immediately prior to such exchange (1) Swenvest Corporation, an entity controlled by Robert Levinson, Chairman and CEO of the Company, purchases approximately 3,865,000 shares of Preferred Stock from Noel for cash of approximately $3 million, and (2) that the Company agrees to file a registration statement covering the shares of common stock issued in payment of the dividend and in the preferred stock exchange offer under the Securities Act following completion of the offers and use all reasonable efforts to have such registration statement declared effective. Swenvest has stated that it will offer to purchase for cash the same percentage, 38.96104%, of shares of preferred stock from holders of the preferred stock other than Noel as it is purchasing from Noel. If all the other holders accept the Swenvest offer, Swenvest will purchase an additional 176,545 shares of preferred stock for approximately $137,000. Swenvest has also made an alternative offer to all holders of preferred stock other than Noel for $.60 per share. If all such holders accept the alternative Swenvest offer, Swenvest will purchase an additional 276,587 shares for approximately $166 thousand.

Swenvest has stated that it will not exchange its shares of preferred stock for common stock. If all preferred stockholders (other than Swenvest) accept the preferred stock exchange offer, the Company would issue approximately 3.9 million shares of common stock in respect of the preferred stock outstanding. Following the exchange offers Swenvest and Mr. Levinson will hold a total of 4,355,249 shares of preferred stock and

293,790 shares of common stock, representing approximately 25% of the total voting shares issued and outstanding consisting of approximately 13,990,517 million shares of common stock and 4,355,249 shares of preferred stock.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent the Company has cash resources in excess of those required to operate its business. As the Company believes that it does not currently have such excess resources, its ability to make payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's Credit Facility, which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

In connection with the acquisition of Westwater Enterprises LLP, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or in the event of a change of control of the Company, as defined in the Westwater acquisition agreement (the "agreement"), which definition provides, among other things, that a change in control will take place if an entity other than Noel Group, Inc. obtains a greater than 50% voting ownership of the Company. The transaction described in Note 6 would not result in a change in control as defined in the agreement. The contingent payment period covers the three years ended December 31, 2000 at which time the contingent payment period expires.


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



PART II -     OTHER INFORMATION
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              a)      None

              b)      REDEEMABLE SERIES B PREFERRED STOCK
                      Scheduled dividend payments totaling $3,309,162, including $408,671 in 1999, remain unpaid and continue to accrue at a compounded rate of 6% per annum. Such dividends are payable as and when declared by the Board of Directors out of legally available funds. Additionally, the Company has not made certain previously scheduled redemption payments. See Note 5 to the unaudited consolidated financial statements for a detailed discussion of the Preferred Stock and restrictions on redemption payments.

ITEM 4.       SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY  HOLDERS
              The Annual Meeting of Stockholders of Carlyle Industries, Inc. was held on May 18, 1999 for the following purposes:

                  1) To elect  four  directors  to serve  until the next  Annual
                  Meeting  of  Stockholders   and  until  their  successors  are
                  elected.
                  2) To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.
                  3) To transact such other business as may properly come before the Meeting or any adjournments thereof.

              The holders of the Company's Common Stock and Series B Preferred Stock voted as a single class. The number of votes cast for, against or withheld, as well as the number of abstentions is set forth below:

              Total Shares Voted:  5,858,074                   Shares eligible to Vote: 7,382,782

                               Proposal No. 1                                Proposal No. 2
              --------------------------------------------------------------------------------------------
              Nominee                     For         Withheld       For            Against        Abstain
              -------                     ---         --------       ---            -------        -------
              Joseph S. DiMartino       4,238,964    1,619,110    4,285,689         12,333        1,560,052
              Herbert Friedman          4,237,991    1,620,083        58.05%          0.16%           21.13%
              Ralph Langer              4,249,191    1,608,883
              Robert A. Levinson        4,247,436    1,610,638

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)     EXHIBITS

                     EXHIBIT                                      SEQUENTIALLY
                     NUMBER                 EXHIBIT               NUMBERED PAGE
                     ------                 -------               -------------

              (b)    REPORTS ON FORM 8-K.
                     During the second quarter of 1999, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
   (Registrant)




/s/ ROBERT A. LEVINSON
----------------------------------------------------------------------
Robert A. Levinson, Chairman, President and Chief Executive Officer


/s/ EDWARD F. COOKE
----------------------------------------------------------------------
Edward F. Cooke, Vice President, Secretary and Chief Financial Officer


Date:    August 9, 1999