Form 10-Q
period 1999-09-30
CARLYLE INDUSTRIES INC
filed 1999-11-15
CIK 11027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999    COMMISSION FILE NO.  1-3462

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

As of October 28, 1999, 13,934,858 Shares of Common Stock Were Outstanding.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072


                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I -- FINANCIAL INFORMATION
ITEM 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of September 30, 1999 and December 31, 1998.......................3

                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                     September 30, 1999 and 1998.......................................4

                  Consolidated Statements of Cash Flows
                  for the Three and Nine Months Ended
                     September 30, 1999 and 1998.......................................5

                  Notes to Unaudited Consolidated Financial
                     Statements - September 30, 1999...................................6

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......................9

PART II -- OTHER INFORMATION
ITEM 1.           Legal Proceedings.......................................Not Applicable
ITEM 2.           Changes in Securities...................................Not Applicable
ITEM 3.           Defaults upon Senior Securities.....................................13
ITEM 4.           Submission of Matters to a Vote of Security Holders.................13
ITEM 5.           Other Information.......................................Not Applicable
ITEM 6.           Exhibits and Reports on Form 8-K....................................13

                  Signatures..........................................................14

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ASSETS                                               SEPTEMBER 30, 1999
Current Assets:                                          (UNAUDITED)     DECEMBER 31, 1998
                                                     ------------------  -----------------
     Cash and cash equivalents                          $        170       $         55
     Accounts receivable trade, net                            5,610              4,701
     Inventories, net                                          3,615              4,592
     Current deferred tax asset                                2,287              2,646
     Other current assets                                        519                219
                                                        ------------       ------------
         Total current assets                                 12,201             12,213
                                                        ------------       ------------
Property, plant and equipment, at cost                         2,878              2,751
Less: Accumulated depreciation and amortization               (1,059)              (922)
                                                        ------------       ------------
         Net property, plant and equipment                     1,819              1,829
                                                        ------------       ------------

Goodwill, net                                                  3,124              2,955
Other assets                                                     678                827
                                                        ------------       ------------
         Total Assets                                   $     17,822       $     17,824
                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $      1,512       $      1,296
     Current maturities of long-term debt                         36                 56
     Federal income taxes payable                                 --                390
     Other current liabilities                                 1,324              1,283
                                                        ------------       ------------
                                                               2,872              3,025
                                                        ------------       ------------

Long-term debt                                                 8,875             10,421
Other liabilities                                              7,754              8,034
                                                        ------------       ------------
         Total Liabilities                                    19,501             21,480
                                                        ------------       ------------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized:
     Shares issued and outstanding
         September 30, 1999: 4,555,007
         December 31, 1998: 10,687,456                         4,555             10,687
Accumulated dividends on preferred stock                          41              2,942
                                                        ------------       ------------
                                                               4,596             13,629

Common Stock, par value $0.01 per share 20,000,000
  shares authorized:
     Shares issued and outstanding
         September 30, 1999: 13,934,858
         December 31, 1998:  7,382,782                           139                 74
Paid in Capital                                               26,345             19,858
Retained Earnings                                            (32,759)           (37,217)
                                                        ------------       ------------
Total Common Stockholders' Equity                             (6,275)           (17,285)
                                                        ------------       ------------
         Total Liabilities and Stockholders' Equity     $     17,822       $     17,824
                                                        ============       ============


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CARLYLE INDUSTRIES, INC.
                                   AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS       NINE MONTHS
                                               -----------------   -----------------
                                                 1999     1998      1999      1998
                                               -------   -------   -------   -------
Net sales                                      $ 8,065   $ 8,111   $21,590   $17,003
Cost of sales                                    4,849     4,890    11,735     9,272
                                               -------   -------   -------   -------
                                                 3,216     3,221     9,855     7,731
Selling, general & administrative expenses       2,153     1,648     6,124     3,789
                                               -------   -------   -------   -------
Income before interest and income taxes          1,063     1,573     3,731     3,942
Interest expense                                   201       231       607        93
                                               -------   -------   -------   -------
Income before provision for income taxes           862     1,342     3,124     3,849
Provision for income taxes                         320       492     1,147     1,412
                                               -------   -------   -------   -------
Income before preferred dividends                  542       850     1,977     2,437
Less dividends on preferred stock                  127       201       530       933
                                               -------   -------   -------   -------
Income applicable to common stockholders
    before gain on preferred redemption            415       649     1,447     1,504
Gain on preferred stock redemption               3,011        --     3,011        --
                                               -------   -------   -------   -------
Net income applicable to common stockholders   $ 3,426   $   649   $ 4,458   $ 1,504
                                               =======   =======   =======   =======

Basic and diluted earnings per common share:
Operations                                     $  0.04   $  0.09   $  0.17   $  0.20
Gain on preferred stock redemption                0.28        --      0.35        --
                                               -------   -------   -------   -------
Total                                          $  0.32   $  0.09   $  0.52   $  0.20
                                               =======   =======   =======   =======


Weighted average common shares
     outstanding (in thousands)                 10,801     7,383     8,535     7,383
                                               =======   =======   =======   =======

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                                CARLYLE INDUSTRIES, INC.
                                    AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (DOLLARS IN THOUSANDS)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                              1999        1998
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                           $  1,977    $  2,437
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                              320         444
      Deferred tax provision                                     359         472
      Changes in operating assets and liabilities:
        Accounts receivable, trade                              (909)     (1,045)
        Inventories                                              977         837
        Other assets                                            (635)       (859)
        Income taxes payable                                    (266)     (6,224)
        Accounts payable                                         216        (287)
        Other current liabilities                                 88      (1,705)
        Other liabilities                                       (100)       (648)
        Cash flow from discontinued operations                  (163)         --
                                                            --------    --------
                                                               1,864      (6,578)
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in net assets of acquired business                     --      (3,593)
Capital expenditures                                            (127)        (36)
Investment in other assets                                       (48)         --
                                                            --------    --------
                                                                (175)     (3,629)
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                        2,825      17,519
Repayment of long term debt and capital lease obligations     (4,399)     (6,906)
Preferred stock payment                                       (9,563)    (12,500)
Gain on preferred stock redemption                             3,011          --
Common stock issuance                                          6,552          --
                                                            --------    --------
                                                              (1,574)     (1,887)
                                                            --------    --------
Increase (decrease) in cash and cash equivalents                 115     (12,094)
Cash and cash equivalents beginning of period                     55      12,475
                                                            --------    --------
Cash and cash equivalents end of period                     $    170    $    381
                                                            ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                 $    572    $    100
                                                            ========    ========
   Income taxes                                             $  1,290    $  7,910
                                                            ========    ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1: BASIS OF PRESENTATION

Carlyle Industries, Inc. ("The Company") and its subsidiaries distribute a line of buttons, trimmings, craft and gift products. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                   SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                   ------------------       -----------------

              Raw materials              $  2,018              $  1,790
              Work in progress                 10                    10
              Finished goods                1,587                 2,792
                                         --------              --------
                                         $  3,615              $  4,592
                                         ========              ========

NOTE 5:  RECAPITALIZATION AND REDUCTION OF OUTSTANDING PREFERRED STOCK

On July 30th the Company announced that its Board had adopted a voluntary Plan of Recapitalization (the "Plan") to provide for the issuance of shares of common stock in exchange for accrued and unpaid preferred stock dividends and the exchange of additional shares of common stock for preferred stock. Pursuant to the Plan, the Company issued 2,744,372 shares of common stock in exchange for $3,430,467 accrued dividends through August 13, 1999 on its Series B preferred stock. The dividend exchange valued the common stock at $1.25 per share. The offer was made to holders of record as of July 16, 1999. At that date there were twelve holders of preferred stock holding a total of 10,687,456 shares.

Pursuant to the Plan, the Company also offered to the preferred stockholders an exchange of shares of preferred stock for shares of the Company's common stock at the rate of sixty two hundredths (.620911) of a share of common stock for each share of preferred stock. In connection with this exchange offer 6,132,449 shares of preferred stock were exchanged for 3,807,704 shares of common stock.

NOTE 6:  ARREARS ON PREFERRED STOCK

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

As described in Note 5, on August 13, 1999, the Company paid $3,430,467 of accrued preferred dividends and made a Preferred Stock redemption payment of $6,132,449, all by issuance of common stock

As of September 30, 1999, the Preferred Stock payment arrearages aggregated $4.6 million including accrued but unpaid preferred dividends of $41 thousand. Accrued but unpaid dividends are added to the redemption value of the Preferred

Stock and the total continues to accrue dividends at a compound rate of 6% per annum.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As provided for under the Company's credit facility, payments on preferred stock are permitted up to the net amount received in connection with the Thread escrow account distribution. As a result, the Company expects to stay current with respect to preferred stock dividends. However, the Company's redemption payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

NOTE 7:  SUBSEQUENT EVENT

On October 22, 1999, the Company reached final agreement with Hicking Pentecost PLC regarding all outstanding issues related to the sale of the Thread division in 1997. As a result, $2.4 million of escrow proceeds were received from the escrow agent; this receipt will be reported as income from discontinued operations totaling $1.5 million after tax during the fourth quarter of 1999.

PART I -      FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULT OF OPERATIONS

                              RESULTS OF OPERATIONS


THIRD QUARTER
Sales during the third quarter of 1999 and 1998 totaled $8.1 million. Incremental sales from acquired businesses accounted for $.9 million of total sales in the third quarter of 1999. Offsetting those incremental sales was a decrease due to the timing of seasonal distributions to a major customer.

Gross margin in the third quarter of 1999 and 1998 totaled $3.2 million. The gross margin during both periods was 39.5% of sales.

Selling, general and administrative expenses totaled $ 2.2 million in the third quarter of 1999 as compared to $1.6 million in the third quarter of 1998. Selling, general and administrative expenses were impacted by several activities during the quarter. First, approximately $227 thousand was incurred related to the start-up of two new product lines. In addition, various legal and consulting fees totaling $158 thousand were incurred related to the preferred stock transaction as described in Note 5 and the Thread escrow issue as described in
Note 7.

Interest expense during the third quarter of 1999 totaled $201 thousand as compared to interest expense of $231 thousand during the third quarter of 1998. The decrease was due to decreased borrowings.

The provision for income taxes totaled $320 thousand as compared to $492 thousand during the same period last year. The combined effective tax rate totaled 37.1% in 1999 as compared to 36.7% in 1998. The gain on preferred stock redemption was not a taxable item. The combined effective income tax rates were higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends accrued totaled $127 thousand as compared to $201 thousand during the same period in 1998. Preferred dividends are accrued and compound at a rate of 6% per annum. The reduction in preferred dividends accrued as compared to 1998 was due to conversion of the Preferred Stock to Common Stock on August 13, 1999.


YEAR TO DATE
Sales during the nine months ended September 30, 1999 totaled $21.6 million as compared to $17.0 million during the year to date period in 1998 for an increase of $4.6 million. Incremental sales contributed by acquired businesses totaled $5.8 million for the first nine months of 1999. The Company estimates that approximately $.5 million of this amount represented the filling of backlog orders related to the acquired Streamline business. Somewhat offsetting the favorable incremental sales was the effect of timing of seasonal distributions and initial placements with major customers.

Gross margin during the nine months ended September 30, 1999 totaled $9.9 million or 45.6% as compared to $7.7 million or 45.5% during the comparable period in 1998. The increase in incremental gross margin in 1999 over 1998 was mostly the result of gross margin from acquired businesses which totaled $2.7 million in 1999.

Selling, general and administrative expense during the nine months ended September 30, 1999 totaled $6.1 million as compared to $3.8 million for the first nine months of 1998. Incremental selling, general and administrative expense incurred by acquired businesses totaled $1.4 million. In addition, approximately $348 thousand was incurred in connection with new product lines, $186 thousand of consolidation expense was recorded in connection with the Streamline acquisition and $158 thousand in various legal and consulting expenses were incurred in connection with the preferred stock recap as described in Note 5 and the Thread escrow issue, as discussed in Note 6.

Net interest expense during the nine months ended September 30, 1999 totaled $ 607 thousand as compared to $ 93 thousand for the first nine months of 1998. The increase in interest expense in 1999 as compared to 1998 was the result of bank debt outstanding beginning June 23, 1998 in connection with the Preferred Stock payment and subsequent acquisitions.

The provision for income taxes for the nine months ended September 30, 1999 totaled $ 1.1 million as compared to $ 1.4 million for the same period last year. The combined effective tax rate totaled 36.7% for the nine months ended September 30, 1999 and 1998. The gain on preferred stock redemption was not a taxable item. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends accrued during the first nine months of 1999 totaled $530 thousand as compared to $933 thousand during the first nine months of 1998. The reduction from 1998 was due to the partial redemption of preferred stock.



                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $170 thousand and trade accounts receivable of $5.6 million

Cash provided by operations during the nine months ended September 30, 1999 totaled $1.9 million.

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

On August 13, 1999, the Company paid $3,430,467 of accrued preferred dividends and made a Preferred Stock redemption payment of $6,132,449 all by issuance of stock.

As of September 30, 1999, the Preferred Stock payment arrearages aggregated $4.6 million including accrued but unpaid preferred dividends of $41 thousand. Accrued but unpaid dividends are added to the redemption value of the Preferred Stock and the total continues to accrue interest at a compound rate of 6% per annum.

On July 30, 1999 the Company announced that its Board had adopted a voluntary Plan of Recapitalization (the "Plan") to provide for the issuance of shares of common stock in exchange for accrued and unpaid preferred stock dividends and the exchange of additional shares of common stock for preferred stock. Pursuant to the Plan the Board had authorized the issuance of 2,757,363 shares of common stock in exchange for $3,446,704 accrued dividends through August 13, 1999, on its Series B preferred stock. The dividend exchange offer valued the common stock at $1.25 per share. The offer was made to holders of record as of July 16, 1999. At that date there were twelve holders of preferred stock holding a total of 10,687,456 shares.

Pursuant to the Plan, the Company's Board also approved an offer to the preferred stockholders to exchange their shares of preferred stock for shares of the Company's common stock at the rate .620911 of a share of common stock for each share of preferred stock. In connection with this exchange offer 6,132,449 shares of preferred stock were exchanged for 3,807,704 shares of common stock.

The Company intends to fulfill its obligation to the holders of the Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As provided for under the Company's credit facility, payments on preferred stock are permitted up to the net amount received in connection with the Thread escrow account resolution. As a result, the Company expects to stay current with respect to granting preferred stock dividends. However, the Company's redemption payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's new Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

In connection with the acquisition of Westwater Enterprises LLP, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or in the event of a change of control of the Company, as defined in the Westwater acquisition agreement (the "agreement"), which definition provides, among other things, that a change in control will take place if an entity other than Noel Group, Inc. obtains a greater than 50% voting ownership of the Company. The transactions described above would not result in a change in control as defined in the agreement. The contingent payment period covers the three years ended December 31, 2000 at which time the contingent payment period expires.


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


PART II - OTHER INFORMATION
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          (A)       NONE

          (B)       REDEEMABLE SERIES B PREFERRED STOCK
                    None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)     EXHIBITS

                  EXHIBIT                                          SEQUENTIALLY
                  NUMBER                  EXHIBIT                  NUMBERED PAGE
                  ------                  -------                  -------------

          (B)     REPORTS ON FORM 8-K.
                  During the third quarter of 1999, the Company did not file a Current Report on Form 8-K.

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


/s/ EDWARD F. COOKE
-------------------------------------------------------------------
Edward F. Cooke, Vice President, Secretary and Chief Financial Officer


Date:    November  9, 1999