Form 10-K
period 1999-12-31
CARLYLE INDUSTRIES INC
filed 2000-03-30
CIK 11027

SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,1999       Commission file number: 1-3462

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         As of March 10, 2000, 13,934,858 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $6,373,237. This figure was calculated on the basis of the closing price of a share of Common Stock of Registrant on the Electronic Bulletin Board on March 10, 2000. As used herein, non-affiliates means all stockholders of Registrant other than executive officers, directors and 5% shareholders.

         The information required by Part III of Form 10-K is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with its annual meeting scheduled for May 23, 2000.

THIS ANNUAL REPORT ON FORM 10-K (THE "ANNUAL REPORT") CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS ANNUAL REPORT AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (I) THE COMPANY'S FINANCING PLANS; (II) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (III) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY;(IV) CUSTOMER CONCENTRATION AND THE INCREASING CONSOLIDATION OF THE COMPANY'S CUSTOMER BASE (V) THE DECLARATION AND PAYMENT OF DIVIDENDS. SHAREHOLDERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISK AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.


PART I

ITEM 1. BUSINESS OF THE COMPANY

         Carlyle Industries, Inc. ("Carlyle") and its subsidiaries (collectively, the "Company") manufacture, package and distribute buttons, gifts and craft products.

         The Company's principal executive offices are located in 7,307 square feet of leased premises at One Palmer Terrace, Carlstadt, New Jersey and its telephone number is 201-935-6220.

         The Company's business is conducted principally through three subsidiaries: the Blumenthal Lansing Company, Westwater Industries, Inc. and Button Fashion B.V. Westwater Industries, Inc. ("Westwater"), a Delaware corporation, was formed in June 1998 to acquire the assets and business of Westwater Enterprises, LP. Westwater Industries, Inc. is a wholly owned subsidiary of the Company. Button Fashion B.V. ("Button Fashion"), a Netherlands limited company was formed in December 1999 to acquire certain of the assets and business of Button Fashion Holland B.V. Button Fashion manufactures and distributes buttons and is a wholly owned subsidiary of Blumenthal Lansing Company. In December of 1998, the Company`s wholly owned subsidiary, Blumenthal Lansing Company, acquired certain of the assets and business of Streamline Industries, Inc. ("Streamline"). Streamline is now a carded button product line of Blumenthal Lansing Company.

         PRODUCTS. The Company packages and distributes an extensive variety of buttons, embellishments, gift and craft products to mass merchandisers, specialty chains and independent retailers and wholesalers throughout the United States. Products are sold under the La Mode (R), Le Chic (R), Streamline (R) Westwater Enterprises (R) and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique Elegant and Mill Mountain brand names. The Company also produces and distributes a private-label button line for one of the nation's best-known retailers. The Company markets complimentary product lines, including appliques, craft kits and fashion and jewelry accessories to its home sewing and craft customers. The Company also manufactures casein and polyester buttons.

         MARKETS. The Company's button products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating and garment manufacturing. The domestic market is concentrated and is served by national and regional fabric specialtychains, mass merchandisers, independent fabric stores, notions wholesalers and craft stores and chains.

DURING THE YEARS ENDED DECEMBER 31, 1999 AND 1998 SALES TO FOUR MAJOR CUSTOMERS (WAL-MART, JO-ANN STORES, HANCOCK FABRICS AND MICHAELS) ACCOUNTED FOR 78% AND 77%, RESPECTIVELY OF THE COMPANY'S AGGREGATE NET SALES VOLUME. A REDUCTION IN SALES AMONG ANY OF THESE CUSTOMERS COULD ADVERSELY IMPACT THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY. THROUGH ITS BUTTON FASHION SUBSIDIARY, WHICH WAS ESTABLISHED IN DECEMBER 1999, THE COMPANY HAS BEGUN TO GEOGRAPHICALLY EXPAND THE BUTTON BUSINESS BEYOND ITS TRADITIONAL DOMESTIC BOUNDARIES AND INTO THE MAJOR EUROPEAN COUNTRIES.

         Through its Westwater subsidiary, the Company has a developing gift market program which is being directed toward independent outlets and chains where gifts are sold.

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

         All imported and domestically purchased buttons for sale in the U.S. market are shipped to the Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Domestic shipments are made primarily to individual stores with a smaller percentage to warehouse locations. Craft and gift products are also distributed from the Lansing, Iowa facility. The European business is primarily serviced by distributors from a manufacturing and distribution facility in Holland.

         The Company's accounts include fabric and craft specialty chains, mass merchandisers carrying buttons and crafts, distributors and many independent stores. Mass merchandisers and specialty chain customers are characterized by the need for sophisticated electronic support, rapid turn-around of merchandise and direct-to-store service to customers with hundreds to thousands of locations nationwide. The Company enjoys long-standing ties to all of its key accounts and the average relationship with its ten largest customers extends over 20 years. Due to the large account nature of its customer base, most customer contact is coordinated by management; additional sales coverage is provided by regional sales managers. Many smaller retailers are serviced by independent representatives and representative organizations.

         COMPETITIVE FACTORS. The retail button market in the United States is served by several competitors. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. Management believes that the principal bases for competition are product innovation, range of selection, brand names, price, display techniques and speed of distribution. The craft and gift markets are served by many and varied competitors with innovation and competitive pricing being of major importance.

         Management believes that retail button distribution depends on trends in the mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons, and products used in the craft and gift industries which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets by expansion into the major European countries through the Button Fashion operation.

         The bulk of the Company 's revenues are derived in the United States. In 1999, less than 1% of revenues related to export sales. Inventory levels remain relatively constant throughout the year. The Company believes its policies related to merchandise return and payment terms are in accordance with industry standards.

         EMPLOYEES; LABOR RELATIONS. The Company has approximately 173 employees, none of whom are covered by a collective bargaining agreement. Management believes relations with employees are satisfactory.

         CURRENT BACKLOG. The Company fills at least 95% of its orders within 48 hours and as a result had no backlog of any significance at either December 31, 1999 or 1998.

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

         On October 22, 1999, the Company reached final agreement with Hicking Pentecost PLC regarding all outstanding issues related to the sale of the Thread division in 1997. As a result, $2.4 million of escrow proceeds were received from the escrow agent. This receipt has been reported as income from discontinued operations totaling $1.5 million after tax.

ITEM 2.     PROPERTIES

See ITEM 1.

         The Company owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands. Corporate headquarters and divisional management, sales and marketing, product development, fashion and purchasing are headquartered in a leased 7,307 square foot office facility in Carlstadt, New Jersey. Management believes that the Company's facilities are in good condition and adequate for the Company's present and reasonably foreseeable future needs.

         The Company owns a former dye facility located in Emporia, Virginia, which is leased to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease with a nominal base rent. In addition, the Company owns two facilities no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 48,000 square feet are leased to unrelated third parties and a former production facility at North Grosvenordale, Connecticut. (See Item 3 Legal Proceedings - Environmental Matters).

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

         The Company settled its alleged liability in connection with the SRS sites by paying one thousand six hundred twenty six dollars ($1,626) in connection with a settlement offered to de minimis parties at the SRS site in 1994, BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .03% and 1.19%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. At the earliest, the EPA will issue its Record of Decision ("ROD") concerning the final remedy at the SRS site in May, 2000. Most likely, the EPA will set September 30, 2000 as its target date for the ROD. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

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

         The De Minimis Settlement Consent Decree whereby CM settled its future OSL liability for $3,343 (subject to certain standard "reopeners") was entered in June 1999 by the U.S. District Court for the District of Connecticut.

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

         CM has entered into an agreement to settle liability in connection with the above claims for payment of the sum of $200,000. The Consent Decree was approved in 1998 by the Federal District Court. At least one non-settling party appealed from the District Court's approval of the Consent Decree.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

         (A) MARKET INFORMATION. On September 2, 1998, the New York Stock Exchange notified the Company that it would be delisted for failing to meet listing criteria related to aggregate market value, net income and net tangible assets. On September 4, 1998, the Company commenced trading on the over-the-counter bulletin board ("OTCBB") market under the symbol CRLH. The Company's Common Stock had been trading on the NYSE, under the symbol CRL since March 27, 1997 and as BHY from February 15, 1995 to March 26, 1997. The following table sets forth certain information as to the high and low sales prices per share of the Company's Common Stock as quoted on the OTCBB and NYSE for each of the last two years.

                        CALENDAR YEAR                       COMMON STOCK
                        -------------                 -----------------------
                            1999                        LOW            HIGH
                            ----                      -------        --------
                       First Quarter                  $ .7188        $   1.25
                       Second Quarter                 $   .50        $   1.75
                       Third Quarter                  $ .6875        $   1.25
                       Fourth Quarter                 $ .4375        $  .6875

                           1998
                           ----
                       First Quarter                  $1.1875        $ 1.5625
                       Second Quarter                 $1.1875        $  1.625
                       Third Quarter                  $ .4375        $ 1.3125
                       Fourth Quarter                                $ 1.5625
                                                                     $ .46875

         (B) HOLDERS. There were 234 record holders of the Company's Common Stock as of February 29, 2000. The Company believes that, as of such date, there were in excess of 1,478 beneficial holders, including those stockholders whose shares are held of record by depositary companies.

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

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                              1999         1998         1997         1996         1995
                                             ---------------------------------------------------------
SUMMARY OF OPERATIONS:
Net sales                                    $ 28,889    $ 23,801    $ 19,641    $ 22,162    $ 20,352
                                             ========    ========    ========    ========    ========
Income from continuing operations               2,538       3,160       3,727       2,758         932
Income (loss) from continuing
  operations applicable to common stock         1,927       2,021       2,282       1,393        (350)
Income (loss) from discontinued
  operations, net of income taxes                  --          --        (316)      2,080     (22,502)
Income (loss) on disposal of discontinued
  operations, net of income taxes               1,544          --      (9,801)         --     (17,983)
Extraordinary loss on debt prepayment,
  net of tax benefit                               --          --          --        (266)         --
Gain on preferred stock redemption              3,011          --          --          --          --
                                             --------    --------    --------    --------    --------
Net income (loss) applicable to common
  stock                                      $  6,482    $  2,021    $ (7,835)   $  3,207    $(40,835)
                                             ========    ========    ========    ========    ========
Weighted average common shares outstanding      9,896       7,383       7,386       7,395       7,414
                                             ========    ========    ========    ========    ========

PER COMMON SHARE DATA (BASIC AND DILUTED):

Continuing operations                        $    .20    $    .27    $    .31    $    .19    $   (.05)
Discontinued operations                           .16          --       (1.37)        .28       (5.46)
Extraordinary item                                 --          --          --        (.04)         --
Gain on preferred stock redemption                .30          --          --          --          --
                                             --------    --------    --------    --------    --------
Total                                        $    .66    $    .27    $  (1.06)   $    .43    $  (5.51)
Cash dividend per common share                   None        None        None        None        None
                                             ========    ========    ========    ========    ========

                                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                              1999         1998         1997         1996         1995
                                             ---------------------------------------------------------
BALANCE SHEET DATA:
Working capital                              $  8,564    $  9,188    $ 10,646    $ (1,512)   $   (323)
Total assets                                 $ 18,322    $ 17,824    $ 25,062    $ 67,169    $ 75,727
Long-term debt, capital
   lease obligations and
   redeemable preferred stock                $ 11,755    $ 21,108    $ 25,067    $ 56,647    $ 66,845
Common stockholders' equity                  $ (4,251)   $(17,285)   $(19,306)   $(11,471)   $(14,677)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Sales during the year ended December 31, 1999 were $ 28.9 million as compared to $23.8 million during the year ended December 31, 1998 for an increase of $5.1 million or 21.3%. Incremental sales contributed by acquired businesses totaled $ 6.6 million. The Company estimates that approximately $ .5 million of this amount represented the filling of backlog orders related to the acquired Streamline product line. Somewhat offsetting this increase was a reduction in sales of previously existing product lines. The negative sales comparison in previously existing product lines was the result of several factors. First, fewer new programs shipped in 1999 as compared to 1998. New programs provide both initial shipment revenues and reorder revenues during the year of initial shipment. In addition, a general softness in sales of previously existing product lines was experienced, particularly during the second half of 1999. This softness was the result of, among other things, both the current fashion trend and the continued consolidation of the Company's customer base. These factors are expected to continue to negatively impact sales through the balance of the year 2000.

         Gross margin during the year ended December 31, 1999 totaled $13.0 million or 45.0% as compared to $10.9 million or 46.0% during the comparable period in 1998. The increase in gross margin dollars in 1999 over 1998 is primarily the result of gross margin from acquired businesses which totaled $
3.2 million in 1999. The decrease in gross margin percent was the result of the acquired businesses operating at a lower margin during 1999.

         Selling, general and administrative expense during the year ended December 31, 1999 increased $2.6 million to $8.2 million as compared to $ 5.6 million during the year ended December 31, 1998. Selling, general and administrative expense as a percent of net sales increased to 28.5% from 23.5% primarily as a result of expenses incurred by acquired businesses which totaled $ 1.4 million. In addition, approximately $ .5 million was incurred in connection with new product lines which are under development, $ 186 thousand of consolidation expense was recorded in connection with the Streamline acquisition and $ 158 thousand in various legal and consulting expenses were incurred in connection with the preferred stock recapitalization as described in Note 13 and the Thread escrow issue, as discussed in Note 4.

         Net interest expense during the year ended December 31, 1999 totaled $753 thousand as compared to net interest expense of $309 thousand during the year ended December 31, 1998. The increase in interest expense in 1999 as compared to 1998 was the result of bank debt outstanding beginning June 23, 1998 in connection with the Preferred Stock payment and subsequent acquisitions.

         The provision for income taxes on income from continuing operations during 1999 totaled $ 1.5 million as compared to $ 1.9 million during the comparable period in 1998. The combined effective tax rate was 36.8% in 1999 as compared to 37.1% in 1998. Income on disposal of discontinued operations of $1.5 million was net of a provision for income taxes totaling $869 thousand. The gain on preferred stock redemption of $3.0 million in 1999 was not a taxable item.

         Preferred dividends accrued during the year ended December 31, 1999 totaled $ 611 thousand as compared to $ 1.1 million during the year ended December 31, 1998. The reduction from 1998 was due to the partial redemption of preferred stock which occurred during the third quarter of 1999.

         Weighted average common shares outstanding increased to 9.9 million in 1999 as compared to 7.4 million in 1998 as the result of common shares issued in connection with the preferred stock recapitalization.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $433 thousand and trade accounts receivable of $4.3 million. In addition, the Company had $3.2 million available under its revolving credit facility as of December 31, 1999. Cash provided by operations during the year ended December 31, 1999 totaled $3.5 million.

         The Company's revolving credit facility contains certain financial covenants with which the failure to comply may lead to an event of default. If, as the Company expects, factors which negatively impacted sales during the second half of 1999 continue through the balance of the year 2000, with the result that sales and income from operations are negatively effected, it may be necessary to renegotiate the financial covenants in order to avoid an event of default. Although there can be no assurance that it will be successful, the Company believes that it will be able to complete satisfactory arrangements with the provider of the credit facility so as to avoid any event of default.

         During the fourth quarter, the Company reached final agreement with Hicking Pentecost PLC on all outstanding issues related to the sale of the Thread division in 1997. As a result, $2.4 million of escrow proceeds were received from the escrow agent. This receipt has been reported as income from discontinued operations totaling $1.5 million after tax. The net proceeds were used to reduce the Company's outstanding debt under the revolving credit facility.

         On December 29, 1999, the Company's wholly owned subsidiary Button Fashion B.V. ("Button Fashion") acquired the operating assets of Button Fashion Holland B.V. for approximately $834 thousand in cash including transaction costs. An additional $162 thousand may be payable over the next four years contingent on the realizability of certain inventory assets acquired. Button Fashion manufactures and distributes buttons for sale principally in the European market.

         On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a newly formed wholly-owned subsidiary of the Company. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores. The Company paid approximately $3.1 million in cash, assumed $.5 million in bank debt. In addition, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or the event of an acquisition of more than 50% voting control of the Company prior to December 31, 2000. The contingent payment period expires on December 31, 2000. Based on current earnings levels the Company does not anticipate making the contingent payment.

         On July 30, 1999 the Company announced that its Board had adopted a voluntary Plan of Recapitalization (the "Plan") to provide for the issuance of shares of common stock in exchange for accrued and unpaid preferred stock dividends and the exchange of additional shares of common stock for preferred stock. Pursuant to the Plan the Board had authorized the issuance of 2,757,363 shares of common stock in exchange for $3.4 million accrued dividends through August 13, 1999, on its Series B preferred stock. The dividend exchange offer valued the common stock at $1.25 per share. The offer was made to holders of record as of July 16, 1999. At that date there were twelve holders of preferred stock holding a total of 10,687,456 preferred shares.

         Pursuant to the Plan, the Company's Board also approved an offer to the preferred stockholders to exchange their shares of preferred stock for shares of the Company's common stock at the rate .620911 of a share of common stock for each share of preferred stock.

         In connection with this plan, the Company issued 2,744,372 shares of common stock in payment of $3,430,467 of accumulated preferred dividends and issued 3,807,704 shares of common stock in redemption of $6,132,449 of preferred stock, all effective as of August 13, 1999. After the preferred dividend payment and the preferred stock exchange there remains 4,555,007 shares of preferred stock outstanding and 13,934,858 shares of common stock outstanding. The Company recorded a gain on the preferred stock redemption in the amount of $3.0 million.

         The Company intends to fulfill its remaining obligation to the holders of the Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business and to the extent of limitations imposed by the Company's credit facility, which only permit principal payments out of "excess cash" flow as defined. As a result, the Company's redemption payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company and compliance with the Company's Credit Facility. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the Pension Benefit Guaranty Corp. ("PBGC") relating to the Company's unfunded liability, if any, to its defined benefit plan.

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum. Under the terms of the Company's credit facility, the net proceeds of $1.5 million received from the settlement of the Thread escrow are available for purposes of making preferred stock dividend payments. As a result, the Company expect to remain current with respect to quarterly preferred dividends which total approximately $273 thousand per year.

         The amount of the dividends in arrears at December 31, 1999 was zero and at December 31, 1998 was approximately $2.9 million or $.40 per common share. In addition, the availability of resources to make dividend payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate change market risk in connection with its credit facility with a financial institution. The interest rate with respect to this facility is fixed from time to time, at the Company's option, based on either LIBOR or the bank's prime rate. Changes in this variable interest rate will have a positive or negative effect on the Company's interest expense.

         In addition, in December 1999 the Company acquired a business in the Netherlands. Therefore, the Company is exposed to currency fluctuation risk. As the exchange rate of the U.S. Dollar versus the Euro fluctuates, this may have an impact on the amount of time it will take the Company to recoup its investment made in connection with this acquisition.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants.....................................15

Consolidated Balance Sheets- December 31, 1999 and 1998......................16

Consolidated Statements of Operations -
  Years Ended December 31, 1999, 1998 and 1997...............................18

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1999, 1998 and 1997 ..............................19

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1999, 1998 and 1997.......................20

Notes to Consolidated Financial Statements
  for the Years Ended December 31, 1999, 1998 and 1997.......................21

Consolidated Financial Statements Schedule
  Schedule II - Valuation, Qualifying Accounts and Reserves..................33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   To the Stockholders and Board of Directors

                           of Carlyle Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Carlyle Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlyle Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1999, 1998 and 1997 schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 1999, 1998 and 1997 schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP


New York, New York
March 8, 2000

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                           DECEMBER 31, 1999   DECEMBER 31, 1998
                                                           -----------------   -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                  $    433            $     55
     Accounts receivable trade (net of allowance
         of $936 and $1,263, respectively)                         4,301               4,701
     Inventories, net                                              4,488               4,592
     Current deferred tax asset                                    2,615               2,646
     Other current assets                                            217                 219
                                                                --------            --------
         Total current assets                                   $ 12,054              12,213
                                                                --------            --------
Property, Plant and Equipment, at cost:
     Land                                                            140                  40
     Building and improvements                                     2,013               1,868
     Machinery and equipment                                       1,561                 843
                                                                --------            --------
                                                                   3,714               2,751
Less: Accumulated Depreciation and Amortization                   (1,116)               (922)
                                                                --------            --------
Net property, plant and equipment                                  2,598               1,829
                                                                --------            --------

Goodwill (net of amortization of $925 and $759, respectively)      3,147               2,955
Other Assets                                                         713                 827
                                                                --------            --------
         Total Assets                                           $ 18,512            $ 17,824
                                                                ========            ========

See Notes to Consolidated Financial Statements

                                      CARLYLE INDUSTRIES, INC.
                                          AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE DATA)

                                                           DECEMBER 31, 1999      DECEMBER 31, 1998
                                                           -----------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                         $    1,235              $    1,296
     Current maturities of long-term debt                             21                      56
     Federal income taxes payable                                    460                     390
     Other current liabilities                                     1,774                   1,283
                                                              ----------              ----------
                                                                   3,490                   3,025
                                                              ----------              ----------

Long-term Debt                                                     7,200                  10,421
Other Liabilities                                                  7,506                   8,034
                                                              ----------              ----------
         Total Liabilities                                        18,196                  21,480
                                                              ----------              ----------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized:
     Shares issued and outstanding:
         Series A -   None                                            --                      --
         Series B -   10,687,456 at December 31, 1998                                     10,687
                      4,555,007 at December 31, 1999               4,555
     Accumulated dividends on preferred stock                         12                   2,942
                                                              ----------              ----------
                                                                   4,567                  13,629
                                                              ----------              ----------
Common Stock, par value $0.01 per share
     20,000,000 shares authorized;
     Shares issued and outstanding:
      7,382,782 at December 31, 1998                                                          74
     13,934,858 at December 31, 1999                                 139
Paid in Capital                                                   26,345                  19,858
Retained Earnings                                                (30,735)                (37,217)
                                                              ----------              ----------
Total Common Stockholders' Equity                                 (4,251)                (17,285)
                                                              ----------              ----------

Total Liabilities and Stockholders' Equity                    $   18,512              $   17,824
                                                              ==========              ==========

See Notes to Consolidated Financial Statements

                                        CARLYLE INDUSTRIES, INC.
                                            AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED DECEMBER 31,
                                                                   1999           1998           1997
                                                                 --------       --------       --------
Net sales                                                        $ 28,889       $ 23,801       $ 19,641
Cost of sales                                                      15,887         12,852          9,497
                                                                 --------       --------       --------
                                                                   13,002         10,949         10,144
Selling, general & administrative expenses                          8,234          5,613          4,600
                                                                 --------       --------       --------
Income from continuing operations before
   interest and  income taxes                                       4,768          5,336          5,544
Interest income (expense)                                            (753)          (309)           304
                                                                 --------       --------       --------
Income  from continuing operations before income taxes              4,015          5,027          5,848
Provision for income taxes                                          1,477          1,867          2,121
                                                                 --------       --------       --------
Income from continuing operations                                   2,538          3,160          3,727
Loss from discontinued operations, net of income tax provision         --             --           (316)
Income  (loss) on disposal of discontinued operations,
   net of income tax                                                1,544             --         (9,801)
                                                                 --------       --------       --------
Net income before preferred stock activity                       $  4,082       $  3,160       $ (6,390)
Less dividends on preferred stock                                    (611)        (1,139)        (1,445)
Gain on preferred stock redemption                                  3,011             --             --
                                                                 --------       --------       --------
Income (loss) applicable to common stock                         $  6,482       $  2,021       $ (7,835)
                                                                 ========       ========       ========

Basic earnings (loss) per common share:

   Continuing operations                                         $    .20       $    .27       $    .31
   Gain on preferred stock redemption                                 .30             --             --
   Discontinued operations                                            .16             --          (1.37)
                                                                 --------       --------       --------
   Total                                                         $    .66       $    .27       $  (1.06)
                                                                 ========       ========       ========

Diluted earnings (loss) per common share:

   Continuing operations                                         $    .20       $    .27       $    .31
   Gain on preferred stock redemption                                 .30             --             --
   Discontinued operations                                            .16             --          (1.37)
                                                                 --------       --------       --------
   Total                                                         $    .66       $    .27       $  (1.06)
                                                                 ========       ========       ========

Dividend declared per common share                                     --             --             --
                                                                 ========       ========       ========
Weighted average common shares
   outstanding - basic and diluted (in thousands)                   9,896          7,383          7,386
                                                                 ========       ========       ========

See Notes to Consolidated Financial Statements.

                                      CARLYLE INDUSTRIES, INC.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              1999           1998            1997
                                                            --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                           $  2,538       $  3,160        $  3,727
Reconciliation of net income from continuing
operations to net cash  provided (used) by operations:
  Depreciation and amortization                                  719            611             452
  Deferred tax provision                                         172            383           2,521
  Changes in operating assets and liabilities, net of
    effect from acquired businesses:
  Accounts receivable                                            400            167            (193)
  Inventory                                                      357          1,015             297
  Federal income taxes payable                                    70         (6,248)             --
  Accounts payable                                               (61)          (240)           (790)
  Other current liabilities                                      662         (1,463)             80
  Other operating assets and liabilities                      (1,347)        (1,889)         (2,363)
    Cash flow from discontinued operations                      (163)          (393)         (5,968)
                                                            --------       --------        --------
                                                               3,347         (4,897)         (2,237)
                                                            --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations                  1,544             --          51,924
Investment in net assets of acquired businesses                 (834)        (5,249)             --
Capital expenditures                                            (220)          (113)           (323)
Investment in other assets                                       (85)            --              --
                                                            --------       --------        --------
                                                                 405         (5,362)         51,601
                                                            --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and
   capitalized lease obligations                               4,975         19,769          20,279
Repayment of long-term debt and capital lease obligations     (8,239)        (9,430)        (57,299)
Preferred stock payments                                        (110)       (12,500)             --
                                                            --------       --------        --------
                                                              (3,374)        (2,161)        (37,020)
                                                            --------       --------        --------

Increase (decrease) in cash and cash equivalents                 378        (12,420)         12,344
Cash and cash equivalents beginning of year                       55         12,475             131
                                                            --------       --------        --------
Cash and cash equivalents end of year                       $    433       $     55        $ 12,475
                                                            ========       ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                 $    729       $    380        $    856
                                                            ========       ========        ========
   Income taxes                                             $  2,089       $  8,420        $    152
                                                            ========       ========        ========

See Notes to Consolidated Financial Statements

                                         CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (DOLLARS IN THOUSANDS)

                                    SERIES B PREFERRED STOCK                  COMMON STOCK
                              ------------------------------------     -----------------------
                                                           ACCUM.                                  PAID IN      RETAINED
                                SHARES        AMOUNT      DIVIDEND       SHARES       AMOUNT       CAPITAL      EARNINGS
                              -----------    --------    ---------     ----------    ---------     ---------    ---------
DECEMBER 31, 1996              20,805,060    $ 20,805    $   2,739      7,388,282    $      74     $  19,858    $ (31,403)
                              -----------    --------    ---------     ----------    ---------     ---------    ---------
Net loss                                                                                                           (6,390)
Dividends accrued on
preferred stock                                              1,445                                                 (1,445)
Common stock returned                                                      (5,500)
                              -----------    --------    ---------     ----------    ---------     ---------    ---------

DECEMBER 31, 1997              20,805,060    $ 20,805    $   4,184      7,382,782    $      74     $  19,858    $ (39,238)
                              -----------    --------    ---------     ----------    ---------     ---------    ---------

Net income                                                                                                          3,160
Dividends accrued on
preferred stock                                              1,139                                                 (1,139)
Dividends paid on
preferred stock                                             (2,381)

Preferred stock redemption    (10,117,604)   $(10,118)
                              -----------    --------    ---------     ----------    ---------     ---------    ---------

DECEMBER 31, 1998              10,687,456    $ 10,687    $   2,942      7,382,782    $      74     $  19,858    $ (37,217)
                              -----------    --------    ---------     ----------    ---------     ---------    ---------
Net income                                                                                                      $   7,093
Preferred stock
   Dividends accrued                                           611                                                   (611)
Preferred stock dividends
   paid                                                     (3,541)
Preferred stock redeemed       (6,132,449)     (6,132)
Common stock issued                                                     6,552,076           65         6,487
                              -----------    --------    ---------     ----------    ---------     ---------    ---------

DECEMBER 31, 1999               4,555,007    $  4,555    $      12     13,934,858    $     139     $  26,345    $ (30,735)
                              ===========    ========    =========     ==========    =========     =========    =========

See Notes to Consolidated Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATION: Carlyle Industries, Inc. (the "Company") and its Subsidiaries manufacture and distribute a line of buttons, craft and gift products. The Company was organized under the laws of the State of Delaware in 1947.

         CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

         RECLASSIFICATIONS AND DISCONTINUED OPERATIONS: In order to conform to the 1999 presentation, certain reclassifications were made to the prior years' financial statements. See Note 4 regarding discontinued operations.

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

2.       ACQUISITIONS

         On December 29, 1999, the Company's wholly owned subsidiary Button Fashion B.V. ("Button Fashion") acquired the operating assets of Button Fashion Holland B.V. for approximately $834 thousand in cash including transaction costs. An additional $162 may be payable over the next four years contingent on the realizability of certain inventory assets acquired. Button Fashion manufactures and distributes buttons for sale principally in the European market.

         On December 16, 1998 the Company acquired certain assets and the business of Streamline Industries, Inc. ("Streamline") for approximately $1.6 million in cash. Streamline packages and distributes a line of carded buttons and embellishments for sale to retail and specialty chain stores.

         On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a newly formed wholly-owned subsidiary of the Company. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores. The Company paid approximately $3.1 million in cash, assumed $.5 million in bank debt. In addition, contingent payments of up to $2 million may become payable upon the achievement of specified earnings levels or the event an entity other than Noel Group, Inc. acquires a more than 50% voting control of the Company prior to December 31, 2000. The contingent payment period expires on December 31, 2000. Based on current earning levels the Company does not anticipate making the contingent payment.

         All acquisitions have been recorded using the purchase method of accounting. The accounts of Button Fashion have been consolidated with the accounts of the Company based on preliminary allocations of their respective purchase prices. These allocations are expected to be finalized after various studies and other work have been completed. The Company's historical results of operations include Westwater and Streamline for all of 1999 and from their respective acquisition dates for 1998. Button Fashion's balance sheet accounts are consolidated with the Company's as of December 31, 1999. Button Fashion did not contribute to operating results in 1999.

3.       PRO FORMA INFORMATION

         The following pro forma condensed consolidated financial information was prepared assuming Westwater was acquired on January 1, 1998 and that the transaction was accounted for as a purchase. Pro forma information is presented for comparative purposes only and does not purport to be indicative of the results which would have been achieved had the acquisition occurred as of January 1, 1998, nor does it purport to be indicative of results that may be achieved in the future. Sales and income during the period December 16, 1998 to December 31, 1998 attributable to the Streamline acquisition and during the period December 29, 1999 to December 31, 1999 attributable to the Button Fashion acquisition were not significant and, therefore, pro forma amounts presented in this footnote do not include the pro forma effects of such acquisition.

                                                                       UNAUDITED
                                                                      ------------
                                                     (Dollars in thousands except per share data)

       YEAR ENDED DECEMBER 31,                                            1998
       -----------------------                                        ------------
       Net Sales                                                      $     27,924
                                                                      ============

       Income from continuing operations before income taxes          $      4,933
                                                                      ============

       Income from continuing operations                              $      3,132
                                                                      ============

       Dividends on preferred stock                                   $      1,139
                                                                      ============

       Net income (loss) applicable to common stock                   $      1,993
                                                                      ============

       Earnings per share                                             $        .27
                                                                      ============

4.       DISCONTINUED OPERATIONS:

         On March 26, 1997, the Company sold the assets and specified liabilities of the Company's Thread division to an affiliate of Hicking Pentecost PLC ("HP"). The aggregate cash consideration was $54.9 million, of which $3.0 million was placed in escrow subject to certain post-closing adjustments, plus the assumption of approximately $6.8 million of long term liabilities. On October 22, 1999, the Company reached final agreement with Hicking Pentecost PLC regarding all outstanding issues related to the sale of the Thread division in 1997. As a result, $2.4 million of escrow proceeds were received from the escrow agent. This receipt has been reported as income from discontinued operations totaling $1.5 after tax.

         In connection with this sale, the Company repaid all bank debt which was outstanding on March 26, 1997 using proceeds received in the transaction. No penalties were incurred by the Company in connection with this prepayment. In addition, the Company paid approximately $7.3 million of income taxes related to the tax gain resulting from this transaction in March 1998. Nondeductible goodwill associated with the Thread division amounting to approximately $18.0 million was charged to discontinued operations in connection with the sale. Operating results of the Thread division for 1997 through the date of disposition and for all prior periods have been presented as discontinued operations. The Thread division had revenues of $9.8 million through the date of disposition in 1997 and $66.8 million during the year ended December 31, 1996.

5.       INVENTORIES:

         The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):

                                      1999               1998
                                   -----------        ----------
         Raw materials             $     2,503        $    1,790
         Work in progress                   10                10
         Finished goods                  1,975             2,792
                                   -----------        ----------
                                   $     4,488        $    4,592
                                   ===========        ==========

       At December 31, 1999 and December 31, 1998 inventories were valued on both the last-in first-out ("LIFO") basis and the first-in first-out ("FIFO") basis. If the first-in, first-out ("FIFO") method (which approximates replacement costs) of inventory accounting had been used exclusively by the Company, inventories would not have been materially affected.

       Inventories are stated at lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

6.       OTHER CURRENT LIABILITIES AND OTHER LIABILITIES:

         Other liabilities as of December 31 consist of the following (dollars in thousands):

         CURRENT                                                    1999           1998
         -------                                                  ---------     ---------
         Salaries, wages, bonuses and other compensation......    $     618     $     513
         Accrued acquisition costs............................          226            --
         Other................................................          930           762
                                                                  ---------     ---------
                                                                  $   1,774     $   1,275
                                                                  =========     =========

         LONG TERM                                                  1999           1998
         ---------                                                ---------     ---------
         Pension liabilities..................................    $   1,467     $   1,894
         Environmental accruals...............................        1,669         1,656
         Other post-retirement benefits.......................        3,111         3,166
         Accrued acquisition costs............................        1,068         1,128
         Other................................................          191           190
                                                                  ---------     ---------
                                                                  $   7,506     $   8,034
                                                                  =========     =========

7.       LONG TERM DEBT:

         On June 23, 1998, the Company entered into a revolving credit agreement (the "Credit Agreement") with Fleet Bank, N.A. ("Fleet") under which $11 million was available as of December 31, 1999. The Credit Agreement has a term of five years and amounts available under the agreement are reduced in $1 million increments at the end of each six month period, with the next such reduction occurring June 30, 2000. Advances bear interest equal to, at the Company's option, (1) the rate at which deposits in U.S. dollars are offered by the principal office of Fleet in London, England to prime banks in the London interbank market (LIBOR) plus 1.5% or (2) Fleet's prime rate. A performance price grid provides that interest rates will step down upon the Company's achievement of specified ratios of funded debt to earnings before interest, income taxes, depreciation and amortization.

         The weighted average interest rate on outstanding debt under the Company's credit facility was 6.78% during 1999. The weighted average outstanding debt under the facility during 1999 was $9.0 million.

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

       Debt obligations as of December 31 consist of (dollars in thousands):

                                                          1999          1998
                                                        ---------    ---------
         Revolving credit facility..................    $   7,200    $  10,400
         Capitalized lease obligations..............           21           77
                                                        ---------    ---------
                                                            7,221       10,477
         Less:  Current maturities..................           21           56
                                                        ---------    ---------
                                                        $   7,200    $  10,421
                                                        =========    =========

8.       LEASE PAYMENTS:

         The following is a schedule of future minimum lease payments under capital and non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 1999 (dollars in thousands):

                       2000                               $     242
                       2001                                     190
                       2002                                      14
                                                          ---------
                                                          $     446
                       Amount representing interest               1
                                                          ---------

                       Present value of minimum lease
                       payments (all current)             $     445
                                                          =========

         Rental expense for premises and machinery and equipment leased by the Company under operating leases was as follows (dollars in thousands):

                                             YEARS ENDED DECEMBER 31,
                                        1999            1998          1997
                                      --------       ---------      -------
         Premises                     $    259       $     132      $   101
         Machinery                    $     20       $       5      $     8

9.       FINANCIAL INSTRUMENTS:

         The Company's financial instruments are comprised of cash, cash equivalents, accounts receivable, long term debt and Series B Preferred Stock at December 31, 1999. The carrying amounts of cash, cash equivalents, accounts receivable and long term debt approximate fair values due to the short-term maturity of cash, cash equivalents and accounts receivable and in the case of long term debt due to the Company's forecasted ability to repay such debt and accrued interest. It was not practicable to obtain an estimate of the fair value of the Company's Series B Preferred Stock.

10.      CUSTOMER CONCENTRATION:

         During the years ended December 31, 1999, 1998 and 1997, the Company conducted business with four customers whose aggregate sales volume represented approximately 78%, 77% and 78% of the Company's net revenues, respectively. These customers also represented approximately 72% of the total outstanding accounts receivable as of December 31, 1999 and 1998. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

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

                                                            PENSION BENEFITS              OTHER BENEFITS
                                                               YEARS ENDED                  YEARS ENDED
                                                               DECEMBER 31,                 DECEMBER 31,
                                                            1999         1998             1999          1998
                                                          --------     ---------        ---------    ---------
         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year          $ 21,650     $  20,704        $   3,168    $   3,356
         Service cost                                           --            --                1            1
         Interest costs                                      1,438         1,457              181          218
         Actuarial (gain) loss                              (1,462)        1,138             (428)        (240)
         Benefits paid                                      (2,276)       (1,649)            (192)        (167)
                                                          --------     ---------        ---------    ---------
         Benefit obligation at end of year                $ 19,350     $  21,650        $   2,730    $   3,168
                                                          ========     =========        =========    =========

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of year   $ 22,572     $  22,542        $      --    $      --
         Actual return on plan assets                          774         1,679               --           --
         Employer contribution                                  --            --               --           --
         Benefits paid                                      (2,276)       (1,649)              --           --
                                                          --------     ---------        ---------    ---------
         Fair value of plan assets at end of year         $ 21,070     $  22,572        $      --    $      --
                                                          ========     =========        =========    =========

         Funded status                                    $  1,721     $     922        $  (2,730)   $  (3,168)
         Unrecognized net actuarial loss (gain)             (1,615)       (1,283)            (221)         177
         Unrecognized prior service cost                        --            --             (160)        (175)
                                                          --------     ---------        ---------    ---------
         Accrued benefit cost                             $    106     $    (361)       $  (3,111)   $  (3,166)
                                                          ========     =========        =========    =========

         Weighted average assumptions as of December 31:

         Discount rate                                        7.75%         6.75%            7.75%        6.75%
         Expected return on plan assets                       8.75%         9.50%             N/A          N/A
         Rate of compensation increase                         N/A           N/A              N/A          N/A

         COMPONENTS OF NET PERIODIC BENEFIT COST
         Service                                                --            --                1            1
         Interest cost                                       1,438         1,457              181          218
         Expected return on plan assets                     (1,905)       (2,073)              --           --
         Amortization of prior service cost                     --            --              (15)         (15)
         Recognized net actuarial loss (gain)                   --           (49)             (29)          11
                                                          --------     ---------        ---------    ---------
         Net periodic benefit cost                        $   (467)    $    (665)       $     138    $     215
                                                          ========     =========        =========     ========

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

         If the PBGC had taken the position that the Company should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position were upheld, the ability of the Company to take any such proposed action could be adversely affected. The Company has a prepaid pension asset totaling $106 thousand as recorded in accordance with financial accounting standards as of December 31, 1999. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, the Company could have a resulting obligation to transfer cash to the plan. Based on an actuarial estimate, the obligation to transfer cash in the event of a termination would be $1.8 million. Any actual amounts transferred in the event of a plan termination would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate. For information with respect to the Company's liability to its defined benefit plan, see Note 11.

13.      STOCKHOLDERS' EQUITY:

         COMMON STOCK

         Each share of Common Stock is entitled to one vote per share. As of December 31, 1999 there were 20,000,000 shares of Common Stock authorized and 13,934,858 shares issued and outstanding.

         PREFERRED STOCK

         Each share of Series B Preferred Stock is entitled to one vote per share. As of December 31, 1999 there were 11,187,451 shares of Preferred Stock authorized and 4,555,007 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock is entitled to a preference on liquidation equal to $1 per share plus accrued and unpaid dividends at the rate of 6% per annum per share. There remain 499,995 shares of authorized but unissued shares of blank check Preferred Stock.

         Twenty percent of the shares of Series B Preferred were scheduled to be redeemed by the Company, from funds legally available therefore, on March 15th of each year commencing in 1995 and ending in 1999. Such shares may also be redeemed at any time at the Company's option. On June 23, 1998 the Company paid $12.5 million to holders of its Series B Preferred stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million reflected the increase in the redemption amount resulting from accumulated and unpaid dividends.

         On July 30, 1999 the Company announced that its Board had adopted a voluntary Plan of Recapitalization (the "Plan") to provide for the issuance of shares of common stock in exchange for accrued and unpaid preferred stock dividends and the exchange of additional shares of common stock for preferred stock. Pursuant to the Plan the Board authorized the issuance of 2,757,363 shares of common stock in exchange for $3.4 million accrued dividends through August 13, 1999, on its Series B preferred stock. The dividend exchange offer valued the common stock at $1.25 per share. The offer was made to holders of record as of July 16, 1999. At that date there were twelve holders of preferred stock holding a total of 10,687,456 shares.

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

         On August 13, 1999, the Company paid $3.4 million of accrued preferred dividends and made a Preferred Stock redemption payment of $6.1 million all by issuance of common stock. As of December 31, 1999, the Preferred Stock payment arrearages aggregated $4.6 million.

         The Company intends to fulfill its remaining obligation to the holders of the Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. As provided for under the Company's credit facility, payments on preferred stock are permitted up to the net amount received in connection with the Thread escrow account distribution. As a result, the Company expects to stay current with respect to preferred stock dividends. However, the Company's redemption payments on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum.

         The amount of the dividends in arrears at December 31, 1999 was zero and at December 31, 1998 was approximately $2.9 million or $.40 per common share. In addition, the availability of resources to make dividend payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

14.      INCOME TAXES:

         The income (loss) before income taxes for the periods ended December 31, 1999, 1998 and 1997 are substantially all domestic in origin.

         The components of the income tax provision or benefit are (dollars in thousands):

CONTINUING OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                           1999         1998           1997
                                        --------------------------------------
       Current provision (benefit)      $   1,305     $   1,484       $   (400)
       Deferred provision                     172           383          2,521
                                        ---------     ---------       --------
                                        $   1,477     $   1,867       $  2,121
                                        =========     =========       ========

DISCONTINUED OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                            1999         1998            1997
                                         --------------------------------------
       Current provision                 $     869     $      --       $  7,503
       Deferred provision (benefit)             --            --         (2,162)
                                         ---------     ---------       ---------
                                         $     869     $      --       $  5,341
                                         =========     =========       ========

       The Company's tax provision differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

CONTINUING OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                            1999         1998            1997
                                         --------------------------------------
       Federal provision at 34%           $   1,321    $   1,709       $  1,988
       State and local provision, net           123          100             95
       Amortization of goodwill                  33           32             32
       Other, net                                --           26              6
                                          ---------    ---------       --------
                                          $   1,477    $   1,867       $  2,121
                                          =========    =========       ========

DISCONTINUED OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                            1999         1998            1997
                                          -------------------------------------
       Federal provision (benefit) at 34% $     797    $      --       $ (1,624)
       State and local provision, net            72           --            352
       Amortization/write-off of goodwill        --           --          6,119
       Other, net                                --           --            494
                                          ---------    ---------       --------
                                          $     869    $      --       $  5,341
                                          =========    =========       ========

         At December 31, 1999 and 1998, the components of the net deferred tax asset are (dollars in thousands):

                                                     1999              1998
                                                   ---------        ----------
       Book value of fixed assets over tax basis   $    (346)        $    (536)
       Pension liabilities                               571               701
       Other post-retirement benefit liability         1,151             1,171
       Environmental accruals                            808               613
       Operating and capital loss carryforwards          402               402
       Other,  net                                        29               295
                                                   ---------         ---------
                                                   $   2,615         $   2,646
                                                   =========         =========

         Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 1999 will be realized.

15.      INCENTIVE PROGRAM:

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

                                1999              1998             1997
                              ---------         ---------         --------
Net Income (loss):
      As Reported             $   6,482         $   2,021         $ (7,835)
       Pro Forma              $   6,327         $   1,881         $ (7,917)
Basic EPS:
     As Reported              $     .66         $     .27         $  (1.06)
     Pro Forma                $     .65         $     .25         $  (1.07)
Diluted EPS:
     As Reported              $     .66         $     .27         $  (1.06)
     Pro Forma                $     .65         $     .25         $  (1.07)

         The Company has granted options on 986,500 shares through December 31, 1999. Under the Program the option exercise price equals the stock's market price on date of grant. Program options vest over a three to four-year period and expire after ten years.

         A summary of the status of the Program's outstanding grants and weighted average exercise prices at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                          1999                      1998                       1997
                                   -------------------       -------------------       --------------------
                                   SHARES        PRICE       SHARES       PRICE        SHARES        PRICE
                                   ------        -----       ------       -----        ------        -----
Beginning of year                    773        $ 4.40         706        $ 4.83          448       $  5.38
Granted                              585           .50         172         1.185          330          2.00
Exercised                             --            --          --            --           --            --
Forfeited                           (371)         4.07        (105)         2.02          (72)         5.14
Expired                               --            --          --            --           --            --
                                   -----        ------       -----        ------      -------       -------
End of year                          987        $ 1.47         773        $ 4.40          706       $  4.83
                                   =====        ======       =====        ======      =======       =======

Shares exercisable at end
  of year                            382           541                       427
                                   =====        ======                    ======
Weighted average exercise
  price of exercisable options     $2.73                     $4.15        $ 4.38
                                   =====                     =====        ======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 6.25, 5.7 and 6.5 percent, expected dividend yields of zero percent; expected lives of 4.0, 5.4 and 4.9 years; expected volatility of 92, 75 and 35 percent.

16.      EARNINGS PER COMMON SHARE:

         In 1997, the Company adopted SFAS No. 128 (Earnings per Share). The adoption of SFAS No. 128 had no effect on previously reported earnings per share. Options to purchase shares of common stock of the Company had no effect on earnings per share because the exercise price of such options exceeded the market price of the Company's common stock in each of the years ended December 31, 1999, 1998 and 1997. Basic earnings per common share have been presented as earnings from continuing operations, earnings from discontinued operations, and earnings from extraordinary item. Basic earnings per share from continuing operations have been calculated as net income from continuing operations after preferred dividend requirements of $611,000, $1,139,000 and $1,445,000 for 1999, 1998 and 1997 respectively, divided by weighted average common shares outstanding during the period. Basic earnings per common share from discontinued operations have been calculated as income (loss) from discontinued operations plus net loss on disposition of discontinued operations divided by the weighted average number of common shares outstanding.


17.      COMMITMENT AND CONTINGENCIES:

         The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.


18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                              DECEMBER 31,  SEPTEMBER 30,        JUNE 30,       MARCH 31,
QUARTER ENDED                                    1999          1999               1999            1999
                                             ------------   ------------       ------------    ------------
Net sales                                    $      7,299   $      8,065       $      6,912    $      6,613
Cost of sales                                       4,152          4,849              3,529           3,357
                                             ------------   ------------       ------------    ------------
Gross profit                                 $      3,147   $      3,216       $      3,383    $      3,256
                                             ============   ============       ============    ============

Income applicable to common stock            $      2,024   $      3,426       $        565    $        467
                                             ============   ============       ============    ============

BASIC AND DILUTED INCOME PER COMMON SHARE:

Continuing operations                        $        .04   $        .04       $        .08    $        .06
Gain on preferred stock redemption                     --            .28                 --              --
Discontinued operations                               .16             --                 --              --
                                             ------------   ------------       ------------    ------------
                                             $        .20   $        .32       $        .08    $        .06
                                             ============   ============       ============    ============


                                             DECEMBER 31,   SEPTEMBER 30,        JUNE 30,        MARCH 31,
QUARTER ENDED                                    1998          1998               1998             1998
                                             ------------   ------------       ------------    ------------
Net sales                                    $      6,798   $      8,111       $      3,835    $      5,057
Cost of sales                                       3,580          4,890              1,882           2,500
                                             ------------   ------------       ------------    ------------
Gross profit                                 $      3,218   $      3,221       $      1,953    $      2,557
                                             ============   ============       ============    ============

Income applicable to common stock            $        517   $        649       $        238    $        617
                                             ============   ============       ============    ============

BASIC AND DILUTED INCOME PER COMMON SHARE:   $        .07   $        .09       $        .03    $        .08
                                             ============   ============       ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

PART III.

         Pursuant to instruction (G) 3 to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement which is expected to be filed by the Company pursuant to regulation 14A on or around April 20, 2000.

PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES

           COLUMN A                      COLUMN B                         COLUMN C                  COLUMN D       COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
------------------------------------------------------------------------------------------------------------------------------
                                                                  (1)                  (2)
                                    Balance at Beginning    Charged to Costs       Charged to                  Balance at End
          Description                     of Period           and Expenses       Other Accounts     Deductions     of Period
          -----------                     ---------           ------------       --------------     ----------     ---------
YEAR ENDED DECEMBER 31, 1999

Allowance deducted from assets to
  which they apply:

Allowance for doubtful accounts           $    538              $     48            $    150        $    (549)     $    187
                                          ========              ========            ========        =========      ========
YEAR ENDED DECEMBER 31, 1998

Allowance deducted from assets to
  which they apply:

Allowance for doubtful accounts           $    108              $     48            $    502        $    (120)     $    538
                                          ========              ========            ========        =========      ========

YEAR ENDED DECEMBER 31, 1997

Allowance deducted from assets to which they apply:

Allowance for doubtful accounts           $    379              $     --            $     --        $    (271)     $    108
                                          ========              ========            ========        =========      ========

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

3.2      By-laws of the Company incorporated by reference to Exhibit           *
         3.2 to the Registration Statement on Form 10/A (Amendment No.
         3), as filed with the Commission on February 18, 1994, Commission File No. 0-23082.

4.1      See Exhibit 3.1                                                       *

10.1     Agreement dated as of April 13, 1993 between Belding Heminway         *
         Company, Inc., Pentapco, Inc. and ConAgra Pet Products
         Company, incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of Belding Heminway Company, Inc.
         filed on April 28, 1993, Commission File No. 1-3462.

10.2     Letter Agreement dated as of July 21, 1993 between Gregory H.         *
         Cheskin and Belding Heminway Company, Inc. incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10, as filed with the Commission on December 15, 1993,
         Commission File No. 0-23082.

10.3     Letter Agreement dated as of August 9, 1993 between Winton J.         *
         Tolles and Belding Heminway Company, Inc. incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10, as filed with the Commission on December 15, 1993,
         Commission File No. 0-23082.

10.4     Agreement and Plan of Merger dated as of June 16, 1993 among          *
         Noel Group, Inc., BH Acquisition Corporation and Belding
         Heminway Company, Inc. incorporated by reference to Exhibit A to the Schedule 14C Information Statement of Belding Heminway
         Company filed on October 8, 1993, Commission File No. 1-3462.

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

10.7     Amendment No. 1 to Credit Agreement dated as of March 23,             *
         1994 between the Company and NationsBank of North Carolina,
         N.A., individually and as agent for Fleet Bank, The Bank of New York and the Daiwa Bank Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1994, as filed with the Commission on May 16, 1994, Commission File
         No. 0-23082.

10.8     Stock Acquisition Agreement dated June 10, 1994, by and among         *
         Belding Heminway Company, Inc., Danfield Threads, Inc., The
         Bridge Realty Company, Alexander H. Dankin and Dorothy B.
         Dankin incorporated by reference to exhibit 7(b)(1) the Company's current report on Form 8-K filed with the Commission on June 15, 1994, Commission File No. 0-23082.

10.9     First Amendment to Stock Acquisition Agreement dated June 30,         *
         1994 by and among Belding Heminway Company, Inc., Danfield
         Threads, Inc., The Bridge Realty Company, Alexander H. Dankin and Dorothy B. Dankin incorporated by reference to exhibit
         7(b)(2) the Company's current report on Form 8-K filed with the Commission on June 15, 1994, Commission File No. 0-23082.

10.10    Non-Competition Agreement dated June 30, 1994 between Belding         *
         Heminway Company, Inc. and Alexander H. Dankin. incorporated by reference to exhibit 7(b)(3) the Company's current report on Form 8-K filed with the Commission on June 15, 1994,
         Commission File No. 0-23082.

10.11    Amendment No. 2 to Credit Agreement dated as of June 30, 1994         *
         between the Company and NationsBank of North Carolina , N.A., individually and as agent for Fleet Bank, The Bank of New
         York and the Daiwa Bank Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1994, as filed with the Commission on August 15, 1994, Commission File No. 0-23082.

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

10.15    Amendment to Restated Certificate of Incorporation of Company         *
         filed on December 13, 1994, as amended, incorporated by reference to exhibit 7(c)(4) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994,
         Commission File No. 0-23082.

10.16    Sale - Purchase Agreement dated as of November 24, 1993 by            *
         and between Corticelli Real Estate Corporation and Akwa Inc.
         , incorporated by reference to the corresponding exhibit on Company's annual report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the Commission on March 31, 1994, Commission File No. 1-3462.

10.17    Amendment No. 3 to Credit Agreement, dated as of February 1,          *
         1995, between the Company and NationsBank of North Carolina,
         N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995, Commission File
         No. 0-23082.

10.18    Amendment No. 4 to Credit Agreement dated as of March 29,             *
         1995, between the Company and NationsBank of North Carolina,
         N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995, Commission File
         No. 0-23082.

10.19    Amendment No. 5 to Credit Agreement dated as of April 17,             *
         1995, between the Company and NationsBank of North Carolina,
         N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 1995, as filed with the Commission on May 10, 1995, Commission File
         No. 0-23082.

10.20    Amendment No. 6 to Credit Agreement dated as of August 30,            *
         1995, between the Company and NationsBank of North Carolina,
         N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission
         File No. 0-23082.

10.21    Amendment No. 7 to Credit Agreement dated as of October 31,           *
         1995, between the Company and NationsBank of North Carolina,
         N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission
         File No. 0-23082.

10.22    Letter Agreement dated October 31, 1995 between the Company           *
         and NationsBank of North Carolina, N.A., incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 1995, as filed with the Commission on November 14, 1995, Commission
         File No. 0-23082.

10.23 Amendment No. 8 to Credit Agreement dated as of March 15, 1996, between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New York, and the Daiwa Bank, Limited, incorporated by reference to the corresponding exhibit to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No. 1-3462.

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

10.26    Amendment, dated as of November 12, 1996 to Credit Agreement,         *
         dated as of October 29, 1996 (as previously amended) between the Company and NationsBank of North Carolina, N.A., individually and as agent for Fleet Bank, The Bank of New
         York, and The Daiwa Bank, Limited, incorporated by reference to Exhibit 10.23A to the Company's Form 10-Q/A for the quarterly period ended September 30, 1996, as filed with the Commission on November 25, 1996, Commission File No. 0-23082.

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

10.32    Letter Agreement dated as of February 25, 1998 between Karen          +
         Brenner and Carlyle Industries, Inc.

10.33    Letter Agreement dated as of March 24, 1998 between Edward F.         +
         Cooke and Carlyle Industries, Inc.

16       Letter from Ernst & Young with respect to change in                   *
         accountants incorporated by reference to Exhibit 16 to the Registration Statement

21       Subsidiaries of Carlyle Industries, Inc.

10.34    Letter Agreement dated May 29, 1998 between Carlyle                   +
         Industries, Inc. and Karen Brenner.

10.35    Employment Agreement dated as of November 25, 1998 between            +
         Carlyle Industries, Inc. and Ralph Langer.

10.36    Consulting Agreement by and between Blumenthal Lansing                +
         Company and David J. Schoenfarber dated December 16, 1998.

10.37    Employment Agreement dated February 22, 1999 and made                 +
         effective as of January 1, 1999 among Carlyle Industries,
         Inc. and Robert A. Levinson.

10.38    Amendment No 1 to Fleet Credit Agreement dated December 16,           *
         1998.

10.39    Amendment No. 2 to Fleet Credit Agreement dated December 29, 1999.


*  INCORPORATED BY REFERENCE
+  MANAGEMENT CONTRACT

         14 (b).  NONE

         14 (c).  See item 14 (a)(3), above.

         14 (d).  See item 14 (a)(2), above.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CARLYLE INDUSTRIES, INC.

                                BY:  /s/ ROBERT A. LEVINSON
                                     -------------------------------------------
                                         Robert A. Levinson, Chairman, President
                                         and Chief Executive Officer

Date:   March 30, 2000
        --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                        DATE

/s/ ROBERT A. LEVINSON            Chairman, President             March 30, 2000
-----------------------           and Chief Executive Officer
Robert A. Levinson

/s/ RALPH LANGER                  Vice Chairman                   March 30, 2000
-----------------------
Ralph Langer

/s/ JOSEPH S. DIMARTINO           Director                        March 30, 2000
-----------------------
Joseph S. DiMartino

/s/ HERBERT FRIEDMAN              Director                        March 30, 2000
-----------------------
Herbert Friedman

/s/ EDWARD F. COOKE               Vice President,                 March 30, 2000
-----------------------           Chief Financial Officer
Edward F. Cooke