Form 10-Q
period 2000-03-31
CARLYLE INDUSTRIES INC
filed 2000-05-12
CIK 11027

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2000       COMMISSION FILE NO.  1-3462

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM     TO
                             ----------------------
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

AS OF MAY 1, 2000, 13,934,858 SHARES OF COMMON STOCK WERE OUTSTANDING.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of March 31, 2000 and December 31, 1999............................3

         Consolidated Statements of Operations
         for the Three Months Ended March 31, 2000 and 1999....................4

         Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2000 and 1999....................5

         Notes to Unaudited Consolidated Financial Statements -
         March 31, 2000........................................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................8

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings........................................Not Applicable
Item 2.  Changes in Securities....................................Not Applicable
Item 3.  Defaults upon Senior Securities......................................11
Item 4.  Submission of Matters to a Vote of Security Holders..................11
Item 5.  Other Information........................................Not Applicable
Item 6.  Exhibits and Reports on Form 8-K.....................................11

         Signatures...........................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      March 31, 2000
                                                        (Unaudited)      December 31, 1999
                                                      --------------     -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                          $         35        $        433
     Accounts receivable trade, net                            4,499               4,301
     Inventories, net                                          5,571               4,488
     Current deferred tax asset                                2,434               2,615
     Other current assets                                        398                 217
                                                        ------------        ------------
         Total current assets                                 12,937              12,054

Property, plant and equipment, at cost                         3,813               3,714
Less: Accumulated depreciation and amortization               (1,185)             (1,116)
                                                        ------------        ------------
         Net property, plant and equipment                     2,628               2,598

Goodwill, net                                                  3,102               3,147
Other assets                                                     697                 713
                                                        ------------        ------------
         Total Assets                                   $     19,364        $     18,512
                                                        ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $      1,439        $      1,235
     Current maturities of long-term debt                          6                  21
     Federal income taxes payable                                121                 460
     Other current liabilities                                 1,074               1,774
                                                        ------------        ------------
                                                               2,640               3,490

Long-Term debt                                                 8,800               7,200
Other Liabilities                                              7,393               7,506
                                                        ------------        ------------
         Total Liabilities                                    18,833              18,196
                                                        ------------        ------------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized;
     Shares issued and outstanding
         Series A - None
         Series B - 4,555,007 at March 31, 2000
                           and December 31, 1999               4,555               4,555
Accumulated dividends on preferred stock                          13                  12
                                                        ------------        ------------
                                                               4,568               4,567
                                                        ------------        ------------
Common Stock, par value $0.01 per share
     20,000,000 shares authorized;
     Shares issued and outstanding at March 31, 2000
         and December 31, 1999: 13,934,858                       139                 139
Paid in Capital                                               26,345              26,345
Retained Earnings                                            (30,521)            (30,735)
                                                        ------------        ------------
Total Common Stockholders' Equity                             (4,037)             (4,251)
                                                        ------------        ------------
Total Liabilities and Stockholders' Equity              $     19,364        $     18,512
                                                        ============        ============

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                               Three Months Ended March 31,
                                                 2000               1999
                                              -----------       -----------
Net Sales                                     $     6,248       $     6,613
Cost of Sales                                       3,310             3,357
                                              -----------       -----------
                                                    2,938             3,256
Selling, general & administrative expenses          2,313             2,006
                                              -----------       -----------
Income before interest and income taxes               625             1,250
Interest expense                                      168               198
                                              -----------       -----------
Income before income taxes                            457             1,052
Provision for income taxes                            174               388
                                              -----------       -----------
                                                      283               664
Less dividends on preferred stock                      69               197
                                              -----------       -----------
Net income applicable to common stock         $       214       $       467
                                              ===========       ===========

Basic and diluted earnings per common share   $       .02       $       .06
                                              ===========       ===========

Weighted average common shares
     outstanding (in thousands)                    13,935             7,383
                                              ===========       ===========


See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             Three Months Ended March  31,
                                                                2000                1999
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                           $       283         $       664
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                                 211                 166
      Deferred tax provision                                        181                 407
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                 (198)                480
        Inventories                                                (991)                407
        Other assets                                               (260)                 43
        Accounts payable                                            205                (438)
        Federal and state income taxes payable                     (339)               (416)
        Other current liabilities                                  (700)               (257)
        Other liabilities                                          (113)               (138)
        Cash flow from discontinued operations                       --                (151)
                                                            -----------         -----------
                                                                 (1,721)                767
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                               (191)                (57)
Investment in other assets                                           (2)                 --
                                                            -----------         -----------
                                                                   (193)                (57)
                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                           2,300                 650
Repayment of long term debt and capital lease obligations          (715)             (1,318)
Dividends on preferred stock                                        (69)                 --
                                                            -----------         -----------
                                                                  1,516                (668)
                                                            -----------         -----------

Increase (decrease) in cash and cash equivalents                   (398)                 42
Cash and cash equivalents beginning of period                       433                  55
                                                            -----------         -----------
Cash and cash equivalents end of period                     $        35         $        97
                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                 $       144         $       237
                                                            ===========         ===========
   Income taxes                                             $       462         $       391
                                                            ===========         ===========

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                          March 31, 2000      December 31, 1999

        Raw materials                        $  2,270              $  2,503
        Work in Progress                          111                    10
        Finished goods                          3,190                 1,975
                                             --------              --------
                                             $  5,571              $  4,488
                                             ========              ========


NOTE 5: PREFERRED STOCK

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock by its terms was required to be fully redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and to the extent of legally available funds as determined by the Board of Directors.

Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. In addition, the availability of resources to make dividend payments to the holders of Preferred Stock in the future will also depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

The Company intends to fulfill its remaining obligation to the holders of the Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. The Company expects to stay current with respect to preferred stock dividends. However, the Company's redemption payments, if any, on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULT OF OPERATIONS

                              RESULTS OF OPERATIONS

Sales during the first quarter of 2000 totaled $6.2 million. Sales in the first quarter of 1999 totaled $6.6 million for a decrease of $.4 million. The softness in sales experienced during the fourth quarter of 1999 continued in the first quarter of 2000. This softness was the result of, among other things, the current fashion trend. Also, a change was made by one of our largest customers in their re-order quantities in an effort to reduce store inventory levels. The change in re-order quantities will have the temporary effect of lowering sales volumes until the desired inventory levels are achieved. It is expected that this negative effect will last through most of 2000.

Gross margin during the first quarter of 2000 totaled $2.9 million as compared with $3.3 million in the first quarter of 1999. The gross margin decline was the result of a change in mix as sales of new, lower margin product lines grew during the quarter while higher margin lines contracted for the reasons noted above. The gross margin percent during the first quarter of 2000 was 47.0% as compared to 49.2% during the first quarter of 1999.

Selling, general and administrative expenses in the first quarter of 2000 totaled $2.3 million as compared to $2.0 million in the first quarter of 1999. The increase in selling, general and administrative expenses was the result of on-going costs associated with new product lines introduced during the second half of 1999.

Income before interest and income taxes totaled $625 thousand during the first quarter of 2000 as compared to $1.250 million during the comparable period last year. The reduction was the result of a combination of lower sales volumes and higher selling, general and administrative expenses as described above.

Net interest expense during the first quarter of 2000 totaled $168 thousand as compared to net interest expense of $198 thousand during the first quarter of 1999. The decrease in interest expense in 2000 as compared to 1999 was the result of a lower level of bank debt outstanding the first quarter of 2000 as compared to the first quarter of 1999.

The provision for income taxes during the first quarter of 2000 totaled $174 thousand as compared to $388 thousand during the same period last year. The combined effective income tax rate totaled 38% in the first quarter of 2000 and 36.9% in the first quarter of 1999. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the first quarter of 2000 totaled $69 thousand as compared to $197 thousand during the same period in 1999. The reduction from 1999 was due to the partial redemption of preferred stock in August 1999.

First quarter results may not be indicative of future quarterly results due to programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the

Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $35 thousand and trade accounts receivable of $4.5 million. In addition, the Company had $2.2 million available under its revolving credit facility as of March 31, 2000. Cash used by operations during the quarter ended March 31, 2000 totaled $1.7 million which included $1.1 million of cash used to fund inventory requirements related to new product lines.

The Company's revolving credit facility contains certain financial covenants with which the failure to comply may lead to an event of default. If, as the Company expects, factors which negatively impacted sales during the first quarter of 2000 continue through the balance of the year, with the result that sales and income from operations continue to be negatively effected, it may be necessary to renegotiate the financial covenants in order to avoid an event of default. Although there can be no assurance that it will be successful, the Company believes that it will be able to complete satisfactory arrangements with the provider of the credit facility so as to avoid any event of default.

On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a newly formed wholly-owned subsidiary of the Company. Contingent payments related to this acquisition of up to $2 million may become payable upon the achievement of specified cumulative earnings levels through December 31, 2000, or in the event of an acquisition of more than 50% voting control of the Company during the contingent payment period. Based on current earnings levels, the Company does not anticipate making the contingent payment.

Under the terms of the Company's charter, dividends are payable upon the Preferred Stock when, as and if declared by the Board of Directors out of legally available funds. In addition, the Preferred Stock by its terms was required to be fully redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any and to the extent of legally available funds as determined by the Board of Directors.

Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. In addition, the availability of resources to make dividend payments to the holders of Preferred Stock in the future will also depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

The Company intends to fulfill its remaining obligation to the holders of the Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business. The Company expects to stay current with respect to preferred stock dividends. However, the Company's redemption payments, if any, on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's Credit Facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

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

PART II - OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          a)   None

          b)   REDEEMABLE SERIES B PREFERRED STOCK
               None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  EXHIBITS

                 EXHIBIT                                    SEQUENTIALLY
                 NUMBER                  EXHIBIT            NUMBERED PAGE

                  None

          b)  REPORTS ON FORM 8-K.
              During the first quarter of 2000, the Company did not file a Current Report on Form 8-K.

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


Date:     May 12, 2000