Form 10-Q
period 2000-06-30
CARLYLE INDUSTRIES INC
filed 2000-08-21
CIK 11027

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

FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 2000        COMMISSION FILE NO.  1-3462

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                            CARLYLE INDUSTRIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                13-1574754
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

        ONE PALMER TERRACE                                            07072
----------------------------------------                           ----------
           CARLSTADT, NJ                                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (201) 935-6220

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

AS OF AUGUST 1, 2000, 13,934,858 SHARES OF COMMON STOCK WERE OUTSTANDING.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072


                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

PART I --  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of June 30, 2000 and December 31, 1999.....................    3

         Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2000 and 1999.....    4

         Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2000 and 1999...............    5

         Notes to Unaudited Consolidated Financial Statements -
         June 30, 2000.................................................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................    8

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings..................................  Not Applicable

Item 2.  Changes in Securities..............................  Not Applicable

Item 3.  Defaults upon Senior Securities..............................    12

Item 4.  Submission of Matters to a Vote of Security Holders..........    12

Item 5.  Other Information..................................  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.............................    14

         Signatures...................................................    15

PART I -      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     June 30, 2000 December 31,
                                                       (Unaudited)    1999
                                                        --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                             $    159    $    433
  Accounts receivable trade, net                           4,769       4,301
  Inventories, net                                         6,492       4,488
  Current deferred tax asset                               2,293       2,615
  Other current assets                                       248         217
                                                        --------    --------
    Total current assets                                  13,961      12,054

Property, plant and equipment, at cost                     3,943       3,714
Less: Accumulated depreciation and amortization           (1,248)     (1,116)
                                                        --------    --------
    Net property, plant and equipment                      2,695       2,598

Goodwill, net                                              2,762       3,147
Other assets                                                 861         713
                                                        --------    --------
    Total Assets                                        $ 20,279    $ 18,512
                                                        ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                      $  1,834    $  1,235
  Current maturities of long-term debt                         1          21
  Federal income taxes payable                                 9         460
  Other current liabilities                                1,251       1,774
                                                        --------    --------
    Total current liabilities                              3,095       3,490

Long-term Debt                                             9,150       7,200
Other Liabilities                                          7,346       7,506
                                                        --------    --------
    Total Liabilities                                     19,591      18,196
                                                        --------    --------

Redeemable Preferred Stock, par value $0.01 per share
  11,187,451 shares authorized;
  Shares issued and outstanding

    Series A - None

    Series B - 4,555,007 at June 30, 2000
               and December 31, 1999                       4,555       4,555
  Accumulated dividends on preferred stock                    12          12
                                                        --------    --------
    Total Redeemable Preferred Stock                       4,567       4,567
                                                        --------    --------

Common Stock, par value $0.01 per share
  20,000,000 shares authorized;
  Shares issued and outstanding at June 30, 2000
    and December 31, 1999:  13,934,858                       139         139
Paid in Capital                                           26,345      26,345
Retained Earnings                                        (30,310)    (30,735)
Accumulated Other Comprehensive Income                       (53)         --
                                                        --------    --------
    Total Common Stockholders' Equity                     (3,879)     (4,251)
                                                        --------    --------
    Total Liabilities and Stockholders' Equity          $ 20,279    $ 18,512
                                                        ========    ========

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months         Six Months
                                               2000     1999       2000     1999
                                             -----------------   -----------------
Net sales                                    $ 6,934   $ 6,912   $13,182   $13,525
Cost of sales                                  4,140     3,529     7,451     6,886
                                             -------   -------   -------   -------
                                               2,794     3,383     5,732     6,639
Selling, general & administrative expenses     2,153     1,965     4,466     3,971
                                             -------   -------   -------   -------
Income before interest and income taxes          641     1,418     1,266     2,668
Interest expense                                 191       208       359       406
                                             -------   -------   -------   -------
Income before provision for income taxes         450     1,210       907     2,262
Provision for income taxes                       171       439       345       827
                                             -------   -------   -------   -------
Income before preferred dividends                279       771       562     1,435
Less dividends on preferred stock                 68       206       137       403
                                             -------   -------   -------   -------
Income applicable to common stock            $   211   $   565   $   425   $ 1,032
                                             =======   =======   =======   =======

Basic earnings per common share              $  0.02   $  0.08   $  0.03   $  0.14
                                             =======   =======   =======   =======

Diluted earnings per common share            $  0.02   $  0.08   $  0.03   $  0.14
                                             =======   =======   =======   =======


Weighted average common shares
     outstanding (in thousands)               13,935     7,383    13,935     7,383
                                             =======   =======   =======   =======

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            Six Months Ended June 30,
                                                                 2000       1999
                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                              $   562    $ 1,435
Reconciliation of net income from continuing
  operations to net cash provided (used) by operations:
    Depreciation and amortization                                  413        332
    Deferred tax provision                                         322        380
    Changes in operating assets and liabilities:
      Accounts receivable, trade                                  (468)      (135)
      Inventories                                               (2,092)       (47)
      Other assets                                                 (55)      (456)
      Accounts payable                                             599       (266)
      Federal and state income taxes payable                      (451)       230
      Other current liabilities                                   (523)      (169)
      Other liabilities                                           (160)      (217)
      Cash flow from discontinued operations                        --       (157)
                                                               -------    -------
                                                                (1,853)       930
                                                               -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                              (191)       (70)
Investment in other assets                                         (20)       (36)
                                                               -------    -------
                                                                  (211)      (106)
                                                               -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from revolving credit facility                          3,500      1,850
Repayment of long term debt and capital lease obligations       (1,570)    (2,660)
Dividends on preferred stock                                      (137)        --
                                                               -------    -------
                                                                 1,793       (810)
                                                               -------    -------

Effect of exchange rate changes on cash and cash equivalents        (3)        --
Increase (decrease) in cash and cash equivalents                  (274)        14
Cash and cash equivalents beginning of period                      433         55
                                                               -------    -------
Cash and cash equivalents end of period                        $   159    $    69
                                                               =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                     $   308    $   400
                                                               =======    =======
  Income taxes                                                 $   485    $ 1,150
                                                               =======    =======

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                       June 30, 2000   December 31, 1999
                                       -------------   -----------------

         Raw materials                     $2,284           $2,503
         Work in progress                     106               10
         Finished goods                     4,102            1,975
                                           ------           ------
                                           $6,492           $4,488
                                           ======           ======

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

The Company expects to stay current with respect to Preferred Stock dividends. However, the Company's redemption payments, if any, on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's Revolving credit facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

NOTE 6:  CREDIT FACILITY

The Company's Revolving credit facility contains certain financial covenants with which the failure to comply may lead to an event of default. Effective as of June 30,2000, the Company and its lender amended the Revolving credit facility's total leverage ratio financial covenant such that the Company is in compliance with all financial convenants as of June 30, 2000.

PART I -      FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULT OF OPERATIONS

                              RESULTS OF OPERATIONS

SECOND QUARTER

Sales during the second quarters of 2000 and 1999 totaled $6.9 million. Improved sales of gift and promotional products during the second quarter of 2000 offset a decline in the sales of buttons. The softness in button sales experienced during the first quarter of 2000 continued in the second quarter of 2000. This softness was the result of, among other things, the current fashion cycle which places less emphasis on buttons and embellishments. Also, a change was made by one of our largest customers in their re-order quantities in an effort to reduce store inventory levels. The change in re-order quantities will have the temporary effect of lowering sales volumes until the customer's desired inventory levels are achieved. It is expected that this negative effect will last through most of 2000.

Gross margin during the second quarter of 2000 totaled $2.8 million as compared with $3.4 million in the second quarter of 1999. The gross margin decline was the result of a change in mix as sales of new, lower margin product lines grew during the quarter while higher margin lines contracted for the reasons noted above. The gross margin percent during the second quarter of 2000 was 40% as compared to 49% during the second quarter of 1999.

Selling, general and administrative expenses in the second quarter of 2000 totaled $2.2 million as compared to $2.0 million in the second quarter of 1999. The increase in selling, general and administrative expenses was the result of on-going costs associated with new product lines introduced during the second half of 1999.

Income before interest and income taxes totaled $641 thousand during the second quarter of 2000 as compared to $1.4 million during the comparable period last year. The reduction was the result of a combination of lower gross margins and higher selling, general and administrative expenses as described above.

Net interest expense during the second quarter of 2000 totaled $191 thousand as compared to net interest expense of $208 thousand during the second quarter of 1999. The decrease in interest expense in 2000 as compared to 1999 was the result of a lower level of bank debt outstanding during the second quarter of 2000 as compared to the second quarter of 1999.

The provision for income taxes during the second quarter of 2000 totaled $171 thousand as compared to $439 thousand during the same period last year. The combined effective income tax rate totaled 38.0% in the second quarter of 2000 and 36.3% in the second quarter of 1999. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the second quarter of 2000 totaled $68 thousand as compared to $206 thousand during the same period in 1999. The reduction from 1999 was due to the partial redemption of preferred stock in August 1999.

Second quarter results may not be indicative of future quarterly results due to programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters.

YEAR TO DATE

Sales during the six months ended June 30, 2000 totaled $13.2 million as compared with $13.5 million during the comparable period in 1999. Improved sales of gift and promotional products during the first half of 2000 offset a decline in the sales of buttons. The softness in button sales experienced during the first quarter of 2000 continued in the second quarter of 2000. This softness was the result of, among other things, the current fashion cycle which places less emphasis on buttons and embellishments. Also, a change was made by one of our largest customers in their re-order quantities in an effort to reduce store inventory levels. The change in re-order quantities will have the temporary effect of lowering sales volumes until the customer's desired inventory levels are achieved. It is expected that this negative effect will last through most of 2000.

Gross margin during the six months ended June 30, 2000 totaled $5.7 million as compared with $6.6 million in the comparable period of 1999. The gross margin decline was the result of a change in mix as sales of new, lower margin product lines grew during the quarter while higher margin lines contracted for the reasons noted above. The gross margin percent during the first half of 2000 was 43.5% as compared to 49.1% during the six months ended June 30, 1999.

Selling, general and administrative expenses in the first half of 2000 totaled $4.5 million as compared to $4.0 million in the comparable period of 1999. The increase in selling, general and administrative expenses was the result of on-going costs associated with new product lines introduced during the second half of 1999.

Income before interest and income taxes totaled $1.3 million during the six months ended June 30, 2000 as compared to $2.7 million during the comparable period last year. The reduction was the result of a combination of lower gross margins and higher selling, general and administrative expenses as described above.

Net interest expense during the six months ended June 30, 2000 totaled $359 thousand as compared to net interest expense of $406 thousand during the comparable period in 1999. The decrease in interest expense in 2000 as compared to 1999 was the result of a lower level of bank debt outstanding during the first six months of 2000 as compared to the first six months of 1999.

The provision for income taxes during the six months ended June 30, 2000 totaled $345 thousand as compared to $827 thousand during the same period last year. The combined effective income tax rate totaled 38.0% in the first six months of 2000 and 36.6% in the comparable period in 1999. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the first half of 2000 totaled $137 thousand as compared to $403 thousand during the same period in 1999. The reduction from 1999 was due to the partial redemption of preferred stock in August 1999.

Results of the first half of 2000 may not be indicative of future results due to programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $159 thousand and trade accounts receivable of $4.8 million. In addition, the Company had $850 thousand available under its revolving credit facility as of June 30, 2000. Cash used by operations during the six months ended June 30, 2000 totaled $1.8 million reflecting $2.0 million of cash used to fund inventory requirements mostly related to new product lines.

The Company's Revolving credit facility contains certain financial covenants with which the failure to comply may lead to an event of default. Effective as of June 30, 2000, the Company and its lender amended the Revolving credit facility's total leverage ratio financial covenant such that the Company is in compliance with all financial covenants as of June 30, 2000.

On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a wholly-owned subsidiary of the Company. Contingent payments related to this acquisition of up to $2 million may become payable upon the achievement of specified cumulative earnings levels through December 31, 2000, or in the event of an acquisition of more than 50% voting control of the Company during the contingent payment period. Based on current earnings levels, the Company does not anticipate making the contingent payment.

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

The Company expects to stay current with respect to Preferred Stock dividends. However, the Company's redemption payments, if any, on account of the Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's Revolving credit facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

NOTE 6:  CREDIT FACILITY

The Company's Revolving credit facility contains certain financial covenants with which the failure to comply may lead to an event of default. Effective as of June 30, 2000, the Company and its lender amended the Revolving credit facility's total leverage ratio financial covenant such that the Company is in compliance with all financial covenants as of June 30, 2000.


                               IMPACT OF INFLATION

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


This Quarterly Report on Form 10-Q (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base (v) the declaration and payment of dividends and
(vi) negotiations with its lenders. Shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

PART II -     OTHER INFORMATION

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              a) None

              b) REDEEMABLE SERIES B PREFERRED STOCK
                 None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Stockholders of Carlyle Industries, Inc. was held on May 23, 2000 for the following purposes:

              1. To elect five directors to serve until the next Annual Meeting of Stockholders and until their successors are elected.

              2. To ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000.

              3. To transact such other business as may properly come before the Meeting or any adjournments thereof.

              Common Shares Outstanding              13,934,858
              Series B Preferred Shares Outstanding   4,555,007
                                                     ----------
              Total Voting Shares                    18,489,865

              Total Shares Voted                     15,391,834
              Quorum                                 83.24%

              1.   Shares votes re: ELECTION OF DIRECTORS

                                               % OF          % OF                     % OF          %
                                  FOR       OUTSTANDING   VOTES CAST   WITHHELD    OUTSTANDING   VOTES CAST
                               ----------   -----------   ----------   --------    -----------   ----------
         ROBERT A. LEVINSON
         By Proxy              13,152,872      71.13        85.46        447,871       2.42         2.91
         In Person                     -0-        -0-          -0-     1,791,091       9.69        11.63
                               ----------      -----        -----      ---------      -----        -----
         TOTAL                 13,152,872      71.13        85.46      2,238,962      12.11        14.54

         JOSEPH S. DIMARTINO
         By Proxy              13,169,006      71.22        85.56        431,737       2.33         2.80
         In Person                     -0-        -0-          -0-     1,791,091       9.69        11.64
                               ----------      -----        -----      ---------      -----        -----
         TOTAL                 13,169,006      71.22        85.56      2,222,828      12.02        14.44

         RALPH LANGER
         By Proxy              13,153,964      71.14        85.46        446,779       2.41         2.90
         In Person                     -0-        -0-          -0-     1,791,091       9.69        11.64
                               ----------      -----        -----      ---------      -----        -----
         TOTAL                 13,153,964      71.14        85.46      2,237,870      12.10        14.54


         GIANDOMENICO D. PICCO
         By Proxy              13,168,964      71.22        85.56        431,779       2.33         2.81
         In Person                     -0-        -0-          -0-     1,791,091       9.69        11.63
                               ----------      -----        -----      ---------      -----        -----
         TOTAL                 13,168,964      71.22        85.56      2,222,870      12.02        14.44

         EDWARD F. COOKE
         By Proxy              13,153,964      71.14        85.46        446,779       2.41         2.90
         In Person                     -0-        -0-          -0-     1,791,091       9.69        11.64
                               ----------      -----        -----      ---------      -----        -----
         TOTAL                 13,153,964      71.14        85.46      2,237,870      12.10        14.54

              2.   Shares voted re: RATIFICATION OF APPOINTMENT OF ARTHUR
                                    ANDERSEN LLP AS INDEPENDENT AUDITORS FOR
                                    YEAR ENDING DECEMBER 31, 2000.

                                               % OF          % OF                           %
                                   FOR      OUTSTANDING   VOTES CAST   AGAINST    %     VOTES CAST   ABSTAIN    %
                               ----------   -----------   ----------   -------   ----   ----------   -------   ----
         By Proxy              13,415,217      72.55        87.50      124,851   0.67      .82        60,675   0.33
         In Person              1,791,091       9.69        11.68           -0-    -0-      -0-           -0-    -0-
                               ----------      -----        -----      -------   ----      ---        ------   ----
         TOTAL                 15,206,308      82.24        99.18      124,851   0.67      .82        60,675   0.33

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)  EXHIBITS
                  --------

                     EXHIBIT                                    SEQUENTIALLY
                      NUMBER               EXHIBIT              NUMBERED PAGE
                      ------               -------              -------------
                       None

              b)  REPORTS ON FORM 8-K.
                  --------------------

                  During the second quarter of 2000, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
(Registrant)



/s/ ROBERT A. LEVINSON
----------------------
Robert A. Levinson, Chairman, President and Chief Executive Officer


/s/ EDWARD F. COOKE
---------------------------
Edward F. Cooke, Vice President, Secretary and Chief Financial Officer


Date:  August 14, 2000