Form 10-Q
period 2000-09-30
CARLYLE INDUSTRIES INC
filed 2000-11-14
CIK 11027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 2000

                           Commission File No. 1-3462

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to

                            CARLYLE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        13-1574754
  -------------------------------                       -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      One Palmer Terrace Carlstadt, NJ                     07072
   ----------------------------------------              ----------
   (Address of Principal Executive Offices)              (Zip Code)


 Registrant's telephone number, including area code     (201) 935-6220


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

As of November 1, 2000, 13,934,858 shares of Common Stock were outstanding.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               One Palmer Terrace
                               Carlstadt, NJ 07072


                                TABLE OF CONTENTS


                                                                        PAGE NO.
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets
             as of September 30, 2000 and December 31, 1999.................3

             Consolidated Statements of Operations
             for the Three and Nine Months Ended September 30,
             2000 and 1999..................................................4

             Consolidated Statements of Comprehensive Income
             for the Three and Nine Months Ended September 30,
             2000 and 1999..................................................4

             Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2000 and 1999..........5

             Notes to Unaudited Consolidated Financial Statements -
             September 30, 2000.............................................6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................8

PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K..............................12


             Signatures....................................................13

PART I -     FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           September 30,   December 31,
                                                               2000            1999
ASSETS                                                     ------------    ------------
Current Assets:                                             (Unaudited)
     Cash and cash equivalents                             $        164    $        433
     Accounts receivable trade, net                               5,388           4,301
     Inventories, net                                             5,190           4,488
     Current deferred tax asset                                   2,305           2,615
     Other current assets                                           244             217
                                                           ------------    ------------
         Total current assets                                    13,290          12,054

Property, plant and equipment, at cost                            3,895           3,714
Less: Accumulated depreciation and amortization                  (1,308)         (1,116)
                                                           ------------    ------------
         Net property, plant and equipment                        2,587           2,598

Goodwill, net                                                     2,722           3,147
Other assets                                                        861             713
                                                           ------------    ------------
         Total Assets                                      $     19,460    $     18,512
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                      $      1,207    $      1,235
     Current maturities of long-term debt                            --              21
     Income taxes payable                                           324             460
     Other current liabilities                                    1,136           1,774
                                                           ------------    ------------
         Total current liabilities                                2,667           3,490

Long-term Debt                                                    8,550           7,200
Other Liabilities                                                 7,241           7,506
                                                           ------------    ------------
         Total Liabilities                                       18,458          18,196
                                                           ------------    ------------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized;
     Shares issued and outstanding
         Series A - None
         Series B - 4,555,007 at September 30, 2000               4,555
                           and December 31, 1999                                  4,555
     Accumulated dividends on preferred stock                        12              12
                                                           ------------    ------------
         Total Redeemable Preferred Stock                         4,567           4,567
                                                           ------------    ------------

Common Stock, par value $0.01 per share
      20,000,000 shares authorized;
     Shares issued and outstanding at September 30, 2000            139
         and December 31, 1999: 13,934,858                                          139
Paid in Capital                                                  26,345          26,345
Retained Earnings                                               (29,935)        (30,735)
Accumulated Other Comprehensive Income                             (114)             --
                                                           ------------    ------------
         Total Common Stockholders' Equity                       (3,565)         (4,251)
                                                           ------------    ------------
         Total Liabilities and Stockholders' Equity        $     19,460    $     18,512
                                                           ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                    Three Months             Nine Months
                                               ---------------------   ---------------------
                                                  2000        1999        2000        1999
                                               ---------   ---------   ---------   ---------
Net sales                                      $   8,206   $   8,065   $  21,388   $  21,590
Cost of sales                                      5,156       4,849      12,615      11,735
                                               ---------   ---------   ---------   ---------
                                                   3,051       3,216       8,773       9,855
Selling, general & administrative expenses         2,134       2,153       6,600       6,124
                                               ---------   ---------   ---------   ---------
Income before interest and income taxes              917       1,063       2,173       3,731
Interest expense                                     203         201         562         607
                                               ---------   ---------   ---------   ---------
Income before provision for income taxes             714         862       1,611       3,124
Provision for income taxes                           261         320         606       1,147
                                               ---------   ---------   ---------   ---------
Income before preferred dividends                    452         542       1,005       1,977
Less dividends on preferred stock                     68         127         205         530
                                               ---------   ---------   ---------   ---------
Income applicable to common stock                    384         415         800       1,447
Gain on preferred stock redemption                    --       3,011          --       3,011
                                               ---------   ---------   ---------   ---------
Net income applicable to common stockholders   $     384   $   3,426   $     800   $   4,458
                                               =========   =========   =========   =========

Basic and diluted earnings per common share:
Operations                                     $    0.03   $    0.04   $    0.06   $    0.17
Gain on preferred stock redemption                    --         .28          --         .35
                                               ---------   ---------   ---------   ---------
Total                                          $    0.03   $    0.32   $    0.06   $    0.52
                                               =========   =========   =========   =========

Weighted average common shares
     outstanding (in thousands)                   13,935      10,801      13,935       8,535
                                               =========   =========   =========   =========


                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollars in thousands, except per share data)

                                                      Three Months             Nine Months
                                                 ---------------------   ---------------------
                                                    2000        1999        2000        1999
                                                 ---------   ---------   ---------   ---------
Net income before dividends on preferred stock   $     452   $     542   $   1,005   $   1,977
Other comprehensive income (loss):
     Foreign currency translation adjustment           (61)         --        (114)         --
                                                 ---------   ---------   ---------   ---------
Comprehensive income                             $     391   $     542   $     891   $   1,977
                                                 =========   =========   =========   =========


See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               ---------------------
                                                                  2000        1999
                                                               ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                              $   1,005   $   1,977
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                                  622         320
      Deferred tax provision                                         310         359
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                (1,087)       (909)
        Inventories                                                 (776)        977
        Other assets                                                (142)       (635)
        Accounts payable                                             (28)       (266)
        Federal and state income taxes payable                      (136)        216
        Other current liabilities                                   (638)         88
        Other liabilities                                           (265)       (100)
        Cash flow from discontinued operations                        --        (163)
                                                               ---------   ---------
          Cash (used in) provided by operating activities         (1,135)      1,864
                                                               ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (214)       (127)
Investment in other assets                                           (36)        (48)
                                                               ---------   ---------
          Cash used in investing activities                         (250)       (175)
                                                               ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                            4,625       2,825
Repayment of long term debt and capital lease obligations         (3,296)     (4,399)
Preferred stock payment                                               --      (9,563)
Gain on preferred stock redemption                                    --       3,011
Common stock issuance                                                 --       6,552
Dividends on preferred stock                                        (205)         --
                                                               ---------   ---------
        Cash provided by (used in) financing activities            1,124      (1,574)
                                                               ---------   ---------

Effect of exchange rate changes on cash and cash equivalents          (8)         --
Increase (decrease) in cash and cash equivalents                    (269)        115
Cash and cash equivalents beginning of period                        433          55
                                                               ---------   ---------
Cash and cash equivalents end of period                        $     164   $     170
                                                               =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $     577   $     572
                                                               =========   =========
   Income taxes                                                $     635   $   1,290
                                                               =========   =========

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                        September 30,       December 31,
                                            2000                1999
                                          ---------          ---------

              Raw materials               $   1,794          $   2,503
              Work in progress                   99                 10
              Finished goods                  3,297              1,975
                                          ---------          ---------
                                          $   5,190          $   4,488
                                          =========          =========

NOTE 5:  PREFERRED STOCK

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

PART I -      FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULT OF OPERATIONS


                              RESULTS OF OPERATIONS

THIRD QUARTER
Sales during the third quarter of 2000 totaled $8.2 million as compared to $8.1 million during the third quarter of 1999. The net incremental increase in sales provided by the Company's new European subsidiary, Button Fashion B.V., offset a decline in domestic sales.

Gross margin during the third quarter of 2000 totaled $3.1 million as compared with $3.2 million in the third quarter of 1999. The gross margin percent during the third quarter of 2000 was 37% as compared to 40% during the third quarter of 1999. The decline in gross margin dollars and percent was the result of higher variable costs of sales on certain gift and craft product lines.

Selling, general and administrative expenses in the third quarter of 2000 totaled $2.1 million as compared to $2.2 million in the third quarter of 1999.

Income before interest and income taxes totaled $917 thousand during the third quarter of 2000 as compared to $1.1 million during the comparable period last year. The reduction was the result of the lower gross margin.

Net interest expense during the third quarter of 2000 totaled $203 thousand as compared to net interest expense of $201 thousand during the third quarter of 1999. The increase in interest expense in 2000 as compared to 1999 was the result of a higher average level of bank debt outstanding during the third quarter of 2000 as compared to the third quarter of 1999.

The provision for income taxes during the third quarter of 2000 totaled $261 thousand as compared to $320 thousand during the same period last year. The combined effective income tax rate totaled 36.5% in the third quarter of 2000 and 37.1% in the third quarter of 1999. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the third quarter of 2000 totaled $68 thousand as compared to $127 thousand during the same period in 1999. The reduction from 1999 was due to the partial redemption of preferred stock in August 1999.

Third quarter results may not be indicative of future quarterly results due to programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters.

YEAR TO DATE
Sales during the nine months ended September 30, 2000 totaled $21.4 million as compared with $21.6 million during the comparable period in 1999. Improved sales of gift and craft products during the nine months ended September 30, 2000 in addition to incremental sales contributed by Button Fashion B. V. were insufficient to fully offset a decline in the sales of buttons. This softness in button sales was the result of, among other things, the current fashion cycle which places less emphasis on buttons and embellishments. In addition, a change was made by one of our largest customers in their re-order quantities in an effort to reduce store inventory levels. The change in re-order quantities will have the temporary effect of lowering sales volumes until the customer's desired inventory levels are achieved.

Gross margin during the nine months ended September 30, 2000 totaled $8.8 million as compared with $9.9 million in the comparable period of 1999. The gross margin percent during nine months ended September 30, 2000 was 41.0% as compared to 45.6% during the nine months ended September 30, 1999. The gross margin declines, in both dollars and percent, were the result of a change in sales mix as revenues from new, lower margin product lines grew during the quarter while higher margin lines contracted for the reasons noted above.

Selling, general and administrative expenses during the nine months ended September 30, 2000 totaled $6.6 million as compared to $6.1 million in the comparable period of 1999. The increase in selling, general and administrative expenses was primarily the result of costs associated with new product lines introduced during the second half of 1999.

Income before interest and income taxes totaled $2.2 million during the nine months ended September 30, 2000 as compared to $3.7 million during the comparable period last year. The reduction was the result of a combination of lower gross margins and higher selling, general and administrative expenses as described above.

Net interest expense during the nine months ended September 30, 2000 totaled $562 thousand as compared to net interest expense of $607 thousand during the comparable period in 1999. The decrease in interest expense in 2000 as compared to 1999 was the result of a lower average level of bank debt outstanding during the first nine months of 2000 as compared to the first nine months of 1999.

The provision for income taxes during the nine months ended September 30, 2000 totaled $606 thousand as compared to $1.147 million during the same period last year. The combined effective income tax rate totaled 37.6% in the first nine months of 2000 and 36.7% in the comparable period in 1999. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the nine months ended September 30, 2000 totaled $205 thousand as compared to $530 thousand during the same period in 1999. The reduction from 1999 was due to the partial redemption of preferred stock in August 1999.

Results of the first three quarters of 2000 may not be indicative of future results due to programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $164 thousand and trade accounts receivable of $5.4 million. In addition, the Company had $1.45 million available under its revolving credit facility as of September 30, 2000. Cash used by operations during the nine months ended September 30, 2000 totaled $1.1 million.

On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a wholly-owned subsidiary of the Company. Contingent payments related to this acquisition of up to $2 million may become payable upon the achievement of specified cumulative earnings levels through December 31, 2000, or in the event of an acquisition of more than 50% voting control of the Company during the contingent payment period. Based on current earnings levels, the Company does not that a contingent payment will be required.

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

PART II -     OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)  EXHIBITS

                     Exhibit                                 Sequentially
                     Number           Exhibit               Numbered Page
                     ------           -------               -------------
                      None

              b)  REPORTS ON FORM 8-K.

                  During the third quarter of 2000, the Company did not file a Current Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE INDUSTRIES, INC.
    (Registrant)


/s/ ROBERT A. LEVINSON
-----------------------------------------------
Robert A. Levinson
Chairman, President and Chief Executive Officer


/s/ EDWARD F. COOKE
-----------------------------------------------
Edward F. Cooke
Vice President, Secretary and Chief Financial Officer


Date:    November 14, 2000