Form 10-K
period 2000-12-31
CARLYLE INDUSTRIES INC
filed 2001-03-30
CIK 11027

SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission file number: 1-3462

                            CARLYLE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-1574754
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1 Palmer Terrace, Carlstadt, New Jersey                                 07072
----------------------------------------                              ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 8, 2001, 13,934,858 shares of Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of Registrant was approximately $1,502,684. This figure was calculated on the basis of the closing price of a share of Common Stock of Registrant on the Electronic Bulletin Board on March 8, 2001. As used herein, non-affiliates means all stockholders of Registrant other than executive officers, directors and 5% shareholders.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement to be delivered to our shareholders in connection with the Annual Meeting of Shareholders to be held on May 9, 2001 (the "2001 Proxy Statement") are incorporated by reference into Part III of this Report.

                            CARLYLE INDUSTRIES, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000

                               ITEMS IN FORM 10-K

                                                                            Page

PART I.

Item 1.           BUSINESS....................................................1

Item 2.           PROPERTIES..................................................3

Item 3.           LEGAL PROCEEDINGS...........................................4

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........6

PART II.

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................6

Item 6.           SELECTED FINANCIAL DATA.....................................7

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND  RESULTS OF OPERATIONS........................8

Item 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.......................................................11

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................12

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................31

PART III.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........31

Item 11.          EXECUTIVE COMPENSATION.....................................31

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................31

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............31

PART IV.

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K................................................32

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

         The Company's principal executive offices are located at One Palmer Terrace, Carlstadt, New Jersey and its telephone number is 201-935-6220.

         Products. The Company packages and distributes an extensive variety of buttons, embellishments, gift and craft products to mass merchandisers, specialty chains and independent retailers and wholesalers throughout the United States. Products are sold under the La Mode (R), Le Chic (R), Streamline (R) Westwater Enterprises (R) and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique Elegant and Mill Mountain brand names. The Company also produces and distributes a private-label button line for one of the nation's best-known retailers. The Company markets complimentary product lines, including appliques, craft kits and fashion and jewelry accessories, to its home sewing and craft customers. The Company also manufactures casein and polyester buttons.

         Markets. The Company's button products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating and garment manufacturing. The domestic market is concentrated and is served by national and regional fabric specialty chains, mass merchandisers, independent fabric stores, notions wholesalers and craft stores and chains. During the years ended December 31, 2000 and 1999 sales to the Company's four largest customers (Wal-Mart, Jo-Ann Stores, Hancock Fabrics and Michaels) accounted for 71% and 78%, respectively of the Company's aggregate net sales volume. A reduction in sales among any of these customers could adversely impact the financial condition and results of operations of the Company. Through its Button Fashion subsidiary, the Company has begun to geographically expand the button business beyond its traditional domestic boundaries and into the major European countries.

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

         All imported and domestically purchased buttons for sale in the U.S. market are shipped to the Company's Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Domestic shipments are made primarily to individual stores with a smaller percentage to warehouse locations. Craft and gift products are also distributed from the Lansing, Iowa facility. The European business is primarily serviced by distributors from a manufacturing and distribution facility in Holland.

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

         The bulk of the Company 's revenues are derived in the United States. In 2000, less than 3% of revenues related to export or non-U.S. based sales. Inventory levels remain relatively constant throughout the year. The Company believes its policies related to merchandise return and payment terms are in accordance with industry standards.

         Employees; Labor Relations. The Company has approximately 199 employees, none of whom are covered by a collective bargaining agreement. Management believes relations with employees are satisfactory.

         Current Backlog. The Company fills at least 95% of its orders within 48 hours and as a result had no backlog of any significance at either December 31, 2000 or 1999.

EXECUTIVE OFFICERS

The Executive Officers of the Company are set forth below.

     Name                   Age                        Title
     ----                   ---                        -----

Robert A. Levinson           75          Chairman of the Board of Directors,
                                         President and  Chief Executive
                                         Officer

Edward F. Cooke              47          Vice President, Chief Financial
                                         Officer and Secretary, and President
                                         of Blumenthal Lansing Company, Inc.

Mr. Levinson was elected Chairman, President and Chief Executive Officer in May 1998. Since June 1989, he has served as Chairman of the Board of Levcor International, Inc., a public company engaged in textile converting and oil and gas production.

Mr. Cooke has served as President and Chief Executive Officer of Blumenthal Lansing Company, a wholly-owned subsidiary of the Company, since January 1, 1999. He was also elected Chief Financial Officer, Secretary and Vice President of the Company in February 1997, April 1996 and May 1996, respectively. Mr. Cooke resigned from such positions in September 1997, was reappointed to such positions in February 1998. From October 1997 to January 1998, Mr. Cooke served as Chief Financial Officer for an unaffiliated third party. Mr. Cooke served as Controller of the Company from April 1994 until May 1996 and served as Chief Accounting Officer of the Company from March 1995 until February 1997.

ITEM 2.  PROPERTIES

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

         Approximately five years ago a property owned by the Carlyle Manufacturing Company, Inc. ("CM") (a non-operating subsidiary) located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing has occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

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

         In or about June 1992 the Company received notices from the EPA that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site").

         The Company settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.26%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the

SRS site. It is not presently known when the EPA will issue its Record of Decision concerning the final remedy at the SRS site. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

         In early April 2000, CM and BCTC (as well as numerous other member of the SRS PRP Group) received written notification that they had been designated as PRPs in connection with the alleged transshipment of waste from the SRS site to the Angelillo Property Superfund site in Southington, Connecticut (the "Angelillo Site") from October 30, 1967 through February 28, 1987. To date, the EPA claims it has incurred approximately $1.2 million in response costs in connection with the Angelillo Site and it has demanded reimbursement of those costs (as well as interest and future costs) from CM, BCTC, and other PRPs. To facilitate a negotiated resolution of this matter, the EPA sent the PRPs a proposed tolling agreement to toll the statute of limitations while negotiations proceed. CM and BCTC agreed to the terms of the Angelillo tolling agreement. The EPA has stated that it is the agency's plan to combine negotiations with respect to the Angelillo Site with future negotiations for the SRS site.

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

         The estimates provided above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with their participation as part of the PRP group at the SRS site. The reserve the Company has established for environmental liabilities, in the amount of $1.6 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations of the Company and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A) MARKET INFORMATION. The following table sets forth certain information as to the high and low sales prices per share of the Company's Common Stock as quoted on the OTCBB for each of the last two years.

         Calendar Year                       Common Stock
         -------------                       ------------
             2000                        Low              High
             ----                        ---              ----
         First Quarter                 $   .56           $ 1.06
         Second Quarter                $   .50           $  .81
         Third Quarter                 $   .31           $  .53
         Fourth Quarter                $   .22           $  .44

                                          1999

         First Quarter                 $   .72           $ 1.25
         Second Quarter                $   .50           $ 1.75
         Third Quarter                 $   .69           $ 1.25
         Fourth Quarter                $   .44           $  .69

         (B) HOLDERS. There were 211 record holders of the Company's Common Stock as of February 28, 2001. The Company believes that, as of such date, there were in excess of 1600 beneficial holders, including those stockholders whose shares are held of record by depositary companies.

         (C) DIVIDENDS. No cash dividends on the Common Stock have been paid to date and the Company has no intention of paying dividends in the foreseeable future. In addition, dividends on the Common Stock are subject to the prior right of holders of the Preferred Stock to receive cumulative dividends at the rate of $.06 per annum per share (or, if the Company defaults on its obligation to redeem shares of Preferred Stock on the mandatory redemption dates, at the rate of 6% per annum on the principal amount of the Preferred Stock then outstanding plus accrued and unpaid dividends thereon). In addition, the holders of Preferred Stock are entitled, upon a dissolution, liquidation or winding up of the Company, to an unpaid liquidation preference of $1 per share plus all accrued and unpaid dividends. Preferred dividends accrue at a rate of 6% per annum and are paid quarterly.

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

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                                               Years Ended December 31,
                                             --------------------------------------------------------
                                               2000        1999        1998        1997        1996
                                             --------------------------------------------------------
SUMMARY OF OPERATIONS:
Net sales                                    $ 27,076    $ 28,889    $ 23,801    $ 19,641    $ 22,162
                                             ========    ========    ========    ========    ========
Income from continuing operations               1,145       2,538       3,160       3,727       2,758
Income (loss) from continuing
  operations applicable to common stock           871       1,927       2,021       2,282       1,393
Income (loss) from discontinued
  operations, net of income taxes                  --          --          --        (316)      2,080
Income (loss) on disposal of discontinued
  operations, net of income taxes                  --       1,544          --      (9,801)         --
Extraordinary loss on debt prepayment,
  net of tax benefit                               --          --          --          --        (266)
Gain on preferred stock redemption                 --       3,011          --          --          --
                                             --------    --------    --------    --------    --------
Net income (loss) applicable to common
  stock                                      $    871    $  6,482    $  2,021    $ (7,835)   $  3,207
                                             ========    ========    ========    ========    ========
Weighted average common shares outstanding     13,935       9,896       7,383       7,386       7,395
                                             ========    ========    ========    ========    ========

PER COMMON SHARE DATA (BASIC AND DILUTED):
Continuing operations                        $    .06    $    .20    $    .27    $    .31    $    .19
Discontinued operations                            --         .16          --       (1.37)        .28
Extraordinary item                                 --          --          --          --        (.04)
Gain on preferred stock redemption                 --         .30          --          --          --
                                             --------    --------    --------    --------    --------
Net income (loss) per share                  $    .06    $    .66    $    .27    $  (1.06)   $    .43
                                             ========    ========    ========    ========    ========
Cash dividend per common share                   None        None        None        None        None
                                             ========    ========    ========    ========    ========

                                                                   December 31,
                                             ---------------------------------------------------------
                                               2000        1999        1998        1997        1996
                                             ---------------------------------------------------------
BALANCE SHEET DATA:
Working capital                              $  8,294    $  8,564    $  9,188    $ 10,646    $ (1,512)
Total assets                                 $ 17,102    $ 18,512    $ 17,824    $ 25,062    $ 67,169
Long-term debt, capital
   lease obligations and
   redeemable preferred stock                $ 10,892    $ 11,767    $ 21,108    $ 25,067    $ 56,647
Common stockholders' equity                  $ (3,463)   $ (4,251)   $(17,285)   $(19,306)   $(11,471)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Net sales during the year ended December 31, 2000 totaled $27.1 million as compared to $28.9 million during the year ended December 31, 1999 for a decrease of $1.8 million or 6%. The decline in net sales was mostly attributable to a softness of the button product line. Incremental sales from our new European button business (Button Fashion B.V.) during the year ended December 31, 2000 was insufficient to fully offset a decline in the domestic sales of buttons. This decline was the result of, among other things, a continued decline in home sewing as well as the current fashion cycle, which has been placing less emphasis on buttons and other embellishments. The softness in our market has also caused our retail customers to be more cautious with regard to controlling inventory dollars at store level. During the year, two of our largest button customers made changes in their ordering patterns in response to market conditions in an effort to reduce store inventory levels. These changes had a direct impact on our sales of buttons during the year and are expected to have a continuing impact at least through the end of 2001. Sales of our craft and gift product line increased modestly by approximately $261 thousand during the year ended December 31, 2000.

Gross margin during the year ended December 31, 2000 totaled $11.1 million as compared with $13.0 million in 1999. The gross margin percent during the year ended December 31, 2000 was 40.9% as compared to 45.0% during last year. The gross margin decline, in both dollars and percent, was the result of a change in sales mix as revenues from higher margin product lines declined, for the reasons noted above. Sales of lower margin product lines were modestly higher but experienced significantly lower margins as a result of higher variable cost of sales caused partially by inventory write-offs.

Selling, general and administrative expenses during the year ended December 31, 2000 totaled $8.5 million or 31% of net sales as compared to $8.2 million or 28.5% of net sales in 1999. The increase in selling, general and administrative expenses was primarily the result of incremental costs associated with new product lines.

Income from continuing operations before interest and income taxes totaled $2.6 million during the year ended December 31, 2000 as compared to $4.8 million during last year. The reduction was the result of a combination of the lower gross margin and higher selling, general and administrative expenses as described above.

Net interest expense during the year ended December 31, 2000 totaled $746 thousand as compared to $753 thousand during 1999. The decrease in interest expense in 2000 was the result of the lower average level of bank debt outstanding during 2000 offset by an increase in interest rates. The average level of outstanding bank debt in 2000 was $8.6 million as compared to $9.0 million for the year ended December 31, 1999. The weighted average interest rate during the year ended December 31, 2000 was 7.61% as compared to 6.78% during the year ended December 31, 1999.

The provision for income tax during the year ended December 31, 2000 totaled $709 thousand as compared to $1.477 million during last year. The combined effective income tax rate totaled 38.2% in 2000 and 36.8% in 1999. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Preferred dividends during the year ended December 31, 2000 totaled $274 thousand as compared to $611 thousand during 1999. The reduction from 1999 was due to the partial redemption of preferred stock in August 1999.

1999 COMPARED TO 1998

         Sales during the year ended December 31, 1999 were $ 28.9 million as compared to $23.8 million during the year ended December 31, 1998 for an increase of $5.1 million or 21.3%. Incremental sales contributed by acquired businesses totaled $ 6.6 million. The Company estimates that approximately $ .5 million of this amount represented the filling of backlog orders related to the acquired Streamline product line. Somewhat offsetting this increase was a reduction in sales of previously existing product lines. The negative sales comparison in previously existing product lines was the result of several factors. First, fewer new programs shipped in 1999 as compared to 1998. New programs provide both initial shipment revenues and reorder revenues during the year of initial shipment. In addition, a general softness in sales of previously existing product lines was experienced, particularly during the second half of 1999. This softness was the result of, among other things, both the current fashion trend and the continued consolidation of the Company's customer base. These factors are expected to continue to negatively impact sales through the balance of the year 2001.

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

         Selling, general and administrative expense during the year ended December 31, 1999 increased $2.6 million to $8.2 million as compared to $ 5.6 million during the year ended December 31, 1998. Selling, general and administrative expense as a percent of net sales increased to 28.5% from 23.5% primarily as a result of expenses incurred by acquired businesses which totaled $ 1.4 million. In addition, approximately $ .5 million was incurred in connection with new product lines which are under development, $ 186 thousand of consolidation expense was recorded in connection with the Streamline acquisition and $ 158 thousand in various legal and consulting expenses were incurred in connection with the preferred stock recapitalization as described in Note 12 and the Thread escrow issue, as discussed in Note 3.

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


                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $197 thousand and trade accounts receivable of $3.1 million. In addition, the Company had $2.7 million available under its revolving credit facility as of December 31, 2000. Cash provided by operations during the year ended December 31, 2000 totaled $1.2 million.

         The Company's revolving credit facility contains certain financial covenants with which the failure to comply may lead to an event of default. As a result of losses incurred by its Westwater subsidiary during 2000, the Company expects it will be in violation of a financial covenant during the first quarter of 2001 and it will, therefore, be necessary to renegotiate the financial covenant during 2001 in order to avoid an event of default. Although there can be no assurance that it will be successful, the Company believes that it will be able to complete satisfactory arrangements with the provider of the credit facility so as to avoid any event of default.

         On December 29, 1999, the Company's wholly owned subsidiary Button Fashion B.V. acquired the operating assets of Button Fashion Holland B.V. for approximately $834 thousand in cash including transaction costs. An additional $162 thousand may be payable over four years contingent on the realizability of certain inventory assets acquired. Button Fashion manufactures and distributes buttons for sale principally in the European market.

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

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum. Under the terms of the Company's credit facility, the net proceeds of $1.5 million received from the settlement of the Thread escrow are available for purposes of making preferred stock dividend payments. As a result, the Company expects to remain current with respect to quarterly preferred dividends which total approximately $274 thousand per year.

         The amount of the dividends in arrears was zero at December 31, 2000 and at December 31, 1999. The availability of resources to make dividend payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants......................................13

Consolidated Balance Sheets- December 31, 2000 and 1999.......................14

Consolidated Statements of Operations -
         for the Years Ended December 31, 2000, 1999 and 1998.................16

Consolidated Statements of Cash Flows -
         for the Years Ended December 31, 2000, 1999 and 1998 ................17

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2000, 1999 and 1998.................18

Notes to Consolidated Financial Statements
         for the Years Ended December 31, 2000, 1999 and 1998.................19

Consolidated Financial Statements Schedule
         Schedule II - Valuation, Qualifying Accounts and Reserves............32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Carlyle Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Carlyle Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlyle Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2000, 1999 and 1998 schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 2000, 1999 and 1998 schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP


New York, New York
March 2, 2001

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              December 31, 2000   December 31, 1999
                                                              -----------------   -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                    $    197            $    433
     Accounts receivable trade (net of allowance
         of $636 and $936, respectively)                             3,090               4,301
     Inventories, net                                                5,313               4,488
     Current deferred tax asset                                      2,169               2,615
     Other current assets                                              189                 217
                                                                  --------            --------
         Total current assets                                       10,958              12,054
                                                                  --------            --------
Property, Plant and Equipment, at cost:
     Land                                                               60                 140
     Building and improvements                                       2,235               2,013
     Machinery and equipment                                         1,581               1,561
                                                                  --------            --------
                                                                     3,876               3,714
Less: Accumulated Depreciation and Amortization                     (1,372)             (1,116)
                                                                  --------            --------
Net property, plant and equipment                                    2,504               2,598
                                                                  --------            --------

Goodwill (net of amortization of $1,090 and $925, respectively)      2,700               3,147
Other Assets                                                           940                 713
                                                                  --------            --------
         Total Assets                                             $ 17,102            $ 18,512
                                                                  ========            ========

See Notes to Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
           (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE DATA)

                                                      December 31,  December 31,
                                                          2000          1999
                                                      ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $  1,439      $  1,235
     Current maturities of long-term debt                     --            21
     Federal income taxes payable                             15           460
     Other current liabilities                             1,210         1,774
                                                        --------      --------
                                                           2,664         3,490
                                                        --------      --------

Long-term Debt                                             6,325         7,200
Other Liabilities                                          7,009         7,506
                                                        --------      --------
         Total Liabilities                                15,998        18,196
                                                        --------      --------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized:
     Shares issued and outstanding:
         Series A - None                                      --            --
         Series B - 4,555,007 at December 31, 1999
                    and at December 31, 2000               4,555         4,555
     Accumulated dividends on preferred stock                 12            12
                                                        --------      --------
                                                           4,567         4,567
                                                        --------      --------
Common Stock, par value $0.01 per share
     20,000,000 shares authorized;
     Shares issued and outstanding:
     13,934,858 at December 31, 1999
     and at December 31, 2000                                139           139
Paid in Capital                                           26,345        26,345
Retained Earnings                                        (29,864)      (30,735)
Accumulated Other Comprehensive Earnings                     (83)           --
                                                        --------      --------
Total Common Stockholders' Equity                         (3,463)       (4,251)
                                                        --------      --------

Total Liabilities and Stockholders' Equity              $ 17,102      $ 18,512
                                                        ========      ========

See Notes to Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Years Ended December 31,
                                                           2000      1999      1998
                                                         -------   -------   -------
Net sales                                                $27,076   $28,889   $23,801
Cost of sales                                             15,998    15,887    12,852
                                                         -------   -------   -------
                                                          11,078    13,002    10,949
Selling, general & administrative expenses                 8,478     8,234     5,613
                                                         -------   -------   -------
Income from continuing operations before
   interest and  income taxes                              2,600     4,768     5,336
Interest expense                                             746       753       309
                                                         -------   -------   -------
Income  from continuing operations before income taxes     1,854     4,015     5,027
Provision for income taxes                                   709     1,477     1,867
                                                         -------   -------   -------
Income from continuing operations                          1,145     2,538     3,160
Income on disposal of discontinued operations,
   net of income tax                                          --     1,544        --
                                                         -------   -------   -------
Net income before preferred stock activity                 1,145     4,082     3,160
Less dividends on preferred stock                            274       611     1,139
Gain on preferred stock redemption                            --     3,011        --
                                                         -------   -------   -------
Income applicable to common stock                        $   871   $ 6,482   $ 2,021
                                                         =======   =======   =======

Basic earnings per common share:
   Continuing operations                                 $   .06   $   .20   $   .27
   Gain on preferred stock redemption                         --       .30        --
   Discontinued operations                                    --       .16        --
                                                         -------   -------   -------
   Total                                                 $   .06   $   .66   $   .27
                                                         =======   =======   =======

Diluted earnings per common share:
   Continuing operations                                 $   .06   $   .20   $   .27
   Gain on preferred stock redemption                         --       .30        --
   Discontinued operations                                    --       .16        --
                                                         -------   -------   -------
   Total                                                 $   .06   $   .66   $   .27
                                                         =======   =======   =======

Dividend declared per common share                            --        --        --
                                                         =======   =======   =======
Weighted average common shares
   outstanding - basic and diluted (in thousands)         13,935     9,896     7,383
                                                         =======   =======   =======

See Notes to Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                Years Ended December 31,
                                                              2000        1999        1998
                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                           $  1,145    $  2,538    $  3,160
Reconciliation of net income from continuing
operations to net cash  provided (used) by operations:
  Depreciation and amortization                                  818         719         611
  Deferred tax provision                                         446         172         383
  Changes in operating assets and liabilities, net of
  effect from acquired businesses:
   Accounts receivable                                         1,211         400         167
   Inventory                                                    (855)        357       1,015
   Federal income taxes payable                                 (390)         70      (6,248)
   Accounts payable                                              204         (61)       (240)
   Other current liabilities                                    (619)        662      (1,463)
   Other operating assets and liabilities                       (758)     (1,347)     (1,889)
Cash flow from discontinued operations                            --        (163)       (393)
                                                            --------    --------    --------
                                                               1,202       3,347      (4,897)
                                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations                     --       1,544          --
Investment in net assets of acquired businesses                   --        (834)     (5,249)
Capital expenditures                                            (207)       (220)       (113)
Investment in other assets                                       (53)        (85)         --
                                                            --------    --------    --------
                                                                (260)        405      (5,362)
                                                            --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and
   capitalized lease obligations                               4,850       4,975      19,769
Repayment of long-term debt and capital lease obligations     (5,746)     (8,239)     (9,430)
Preferred stock payments                                        (274)       (110)    (12,500)
                                                            --------    --------    --------
                                                              (1,170)     (3,374)     (2,161)
                                                            --------    --------    --------

Effect of exchange rate changes on cash balances                  (8)         --          --
Increase (decrease) in cash and cash equivalents                (236)        378     (12,420)
Cash and cash equivalents beginning of year                      433          55      12,475
                                                            --------    --------    --------
Cash and cash equivalents end of year                       $    197    $    433    $     55
                                                            ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                 $    733    $    729    $    380
                                                            ========    ========    ========
   Income taxes                                             $    906    $  2,089    $  8,420
                                                            ========    ========    ========

See Notes to Consolidated Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                             Accumulated
                                                                                                Other
                                                                                                Compre-                Compre-
                                                                                     Paid in    hensive     Retained   hensive
                            Series B Preferred Stock              Common Stock       Capital    Earnings    Earnings   Earnings
                            ------------------------              ------------       -------    --------    --------   --------
                                                  Accum.
                                                  ------
                           Shares      Amount    Dividend      Shares      Amount
                           ------      ------    --------      ------      ------

DECEMBER 31, 1997        20,805,060   $ 20,805   $  4,184     7,382,782   $    74   $  19,858   $     --    $(39,238)   $     --
                         ----------   --------   --------    ----------   -------   ---------   --------    --------    --------
Net income                                                                                                     3,160       3,160
Dividends accrued
  on  preferred stock                               1,139                                                     (1,139)
Dividends paid on
  preferred stock                                  (2,381)
Preferred stock
  redemption            (10,117,604)   (10,118)
                         ----------   --------   --------    ----------   -------   ---------   --------    --------    --------

DECEMBER 31, 1998        10,687,456   $ 10,687   $  2,942     7,382,782   $    74   $  19,858   $     --    $(37,217)   $  3,160
                         ----------   --------   --------    ----------   -------   ---------   --------    --------    ========
Net income                                                                                                     7,093       7,093
Preferred stock
  dividends accrued                                   611                                                       (611)
Preferred stock
  dividends paid                                   (3,541)
Preferred stock
  redeemed               (6,132,449)    (6,132)
Common stock issued                                           6,552,076        65       6,487
                         ----------   --------   --------    ----------   -------   ---------   --------    --------    --------

DECEMBER 31, 1999         4,555,007   $  4,555   $     12    13,934,858   $   139   $  26,345   $     --    $(30,735)   $  7,093
                         ----------   --------   --------    ----------   -------   ---------   --------    --------    ========
Net income                                                                                                     1,145       1,145
Preferred stock
  dividends accrued                                   274                                                       (274)
Preferred stock
  dividends paid                                     (274)
Foreign translation
  adjustment                                                                                         (83)                    (83)
                         ----------   --------   --------    ----------   -------   ---------   --------    --------    --------

DECEMBER 31, 2000         4,555,007   $  4,555   $     12    13,934,858   $   139   $  26,345   $    (83)   $(29,864)   $  1,062
                         ==========   ========   ========    ==========   =======   =========   ========    ========    ========

See Notes to Consolidated Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATION: Carlyle Industries, Inc. (the "Company") and its Subsidiaries manufacture and distribute a line of buttons, craft and gift products. Substantially all of the Company's operations and assets are currently in the United States; however, the Company has begun to service the European market from a location in the Netherlands. The Company was organized under the laws of the State of Delaware in 1947.

         CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries after elimination of intercompany items and transactions.

         RECLASSIFICATIONS AND DISCONTINUED OPERATIONS: In order to conform to the 2000 presentation, certain reclassifications were made to the prior years' financial statements. See Note 3 regarding discontinued operations.

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

2.       ACQUISITIONS

         On December 29, 1999, the Company's wholly owned subsidiary Button Fashion B.V. ("Button Fashion") acquired the operating assets of Button Fashion Holland B.V. for approximately $834 thousand in cash including transaction costs. An additional $162 may be payable over four years contingent on the realizability of certain inventory assets acquired. No goodwill was recorded with respect to this transaction. Button Fashion manufactures and distributes buttons for sale principally in the European market.

         On December 16, 1998 the Company acquired certain assets and the business of Streamline Industries, Inc. ("Streamline") for approximately $1.6 million in cash. No goodwill was recorded with respect to this transaction. Streamline packages and distributes a line of carded buttons and embellishments for sale to retail and specialty chain stores.

         On June 30, 1998, the assets and business of Westwater Enterprises LP were acquired by Westwater Industries, Inc. ("Westwater"), a wholly-owned subsidiary of the Company. The Company paid approximately $3.1 million in cash and assumed $.5 million in bank debt. Goodwill in the amount of $267 thousand was recorded in connection with this transaction of which $60 thousand has been amortized as of December 31, 2000. Westwater is an importer and distributor of craft and gift products for sale to retail and specialty chain stores.

         All acquisitions have been recorded using the purchase method of accounting. The accounts of Button Fashion have been consolidated with the accounts of the Company based on a preliminary allocation of the purchase price. Such allocation will be finalized after various studies and other work have been completed. The Company's historical results of operations include Button Fashion, Westwater and Streamline from their respective acquisition dates.

3.       DISCONTINUED OPERATIONS:

         On March 26, 1997, the Company sold the assets and specified liabilities of the Company's Thread division to an affiliate of Hicking Pentecost PLC ("HP"). The aggregate cash consideration was $54.9 million, of which $3.0 million was placed in escrow subject to certain post-closing adjustments, plus the assumption of approximately $6.8 million of long term liabilities. On October 22, 1999, the Company reached final agreement with HP regarding all outstanding issues related to the sale transaction and $2.4 million of escrow proceeds were received from the escrow agent. This receipt was reported as income from discontinued operations totaling $1.5 million, after tax during the year ended December 31, 1999.

4.       INVENTORIES:

         The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):

                                       2000                 1999
                                       ----                 ----
         Raw materials               $   2,115            $   2,503
         Work in progress                   21                   10
         Finished goods                  3,177                1,975
                                     ---------            ---------
                                     $   5,313            $   4,488
                                     =========            =========

         At December 31, 2000 and December 31, 1999 inventories were valued on the first-in first-out ("FIFO") basis. Inventories are stated at lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.

5.       OTHER CURRENT LIABILITIES AND OTHER LIABILITIES:

         Other liabilities as of December 31 consist of the following (dollars in thousands):

         Current                                              2000     1999
         -------                                              ----     ----
         Salaries, wages, bonuses and other compensation..   $  425   $  618
         Accrued acquisition costs .......................       --      226
         Other ...........................................      785      930
                                                             ------   ------
                                                             $1,210   $1,774
                                                             ======   ======


         Long Term                            2000      1999
         ---------                            ----      ----
         Pension liabilities .............   $ 1,394   $ 1,467
         Environmental accruals ..........     1,609     1,669
         Other post-retirement benefits...     2,947     3,111
         Accrued acquisition costs .......     1,059     1,068
         Other ...........................        --       191
                                             -------   -------
                                             $ 7,009   $ 7,506
                                             =======   =======

6.       LONG TERM DEBT:

         On June 23, 1998, the Company entered into a revolving credit agreement (the "Credit Agreement") with Fleet Bank, N.A. ("Fleet") under which $9 million was available as of December 31, 2000. Unused availability as of December 31, 2000 totaled $2.675 million. The Credit Agreement has a term of five years and amounts available under the agreement are reduced in $1 million increments at the end of each six month period, with the next such reduction occurring June 30, 2001. Advances bear interest equal to, at the Company's option, (1) the rate at which deposits in U.S. dollars are offered by the principal office of Fleet in London, England to prime banks in the London interbank market (LIBOR) plus

1.5% or (2) Fleet's prime rate. A performance price grid provides that interest rates will step down upon the Company's achievement of specified ratios of funded debt to earnings before interest, income taxes, depreciation and amortization.

         The weighted average interest rate on outstanding debt under the Company's credit facility was 7.61% during the year ended December 31, 2000 and 6.78% during the year ended December 31, 1999. The weighted average outstanding debt under the facility during the year ended December 31, 2000 was $8.6 million and in 1999 was $9.0 million.

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

         Debt obligations as of December 31 consist of (dollars in thousands):

                                             2000     1999
                                             ----     ----
         Revolving credit facility ......   $6,325   $7,200
         Capitalized lease obligations...       --       21
                                            ------   ------
                                             6,325    7,221
         Less:  Current maturities ......       --       21
                                            ------   ------
                                            $6,325   $7,200
                                            ======   ======

7.       LEASE PAYMENTS:

         The following is a schedule of future minimum lease payments under capital and non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2000 (dollars in thousands):

                 2001                               $  249
                 2002                                   87
                 2003                                   34
                 2004                                   14
                                                    ------
                                                    $  384
                 Amount representing interest           --
                                                    ------

                 Present value of minimum lease
                 payments (all current)             $  384
                                                    ======

         Rental expense for premises and machinery and equipment leased by the Company under operating leases was as follows (dollars in thousands):

                                      Years Ended December 31,
                                 2000            1999           1998
                                 ----            ----           ----
         Premises               $  304          $  259         $  132
         Machinery              $   15          $   20         $    5

8.       FINANCIAL INSTRUMENTS:

         The Company's financial instruments are comprised of cash, cash equivalents, accounts receivable, long term debt and Series B Preferred Stock at December 31, 2000. The carrying amounts of cash, cash equivalents, accounts receivable and long term debt approximate fair values due to the short-term maturity of cash, cash equivalents and accounts receivable and in the case of long term debt due to the Company's forecasted ability to repay such debt and accrued interest. It was not practicable to obtain an estimate of the fair value of the Company's Series B Preferred Stock.

9.       CUSTOMER CONCENTRATION:

         During the years ended December 31, 2000, 1999 and 1998, the Company conducted business with four customers whose aggregate sales volume represented approximately 71%, 78% and 77% of the Company's net revenues, respectively. These customers also represented approximately 78%, and 72% respectively of the total outstanding accounts receivable as of December 31, 2000 and 1999. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.

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

                                                            Pension Benefits              Other Benefits
                                                               Years Ended                  Years Ended
                                                               December 31,                 December 31,
                                                            2000         1999            2000         1999
                                                          --------     --------        --------     --------
         CHANGE IN BENEFIT OBLIGATION

         Benefit obligation at beginning of year          $ 19,350     $ 21,650        $  2,730     $  3,168
         Service cost                                           --           --               1            1
         Interest costs                                      1,470        1,438             157          181
         Actuarial (gain) loss                               1,242       (1,462)           (567)        (428)
         Benefits paid                                      (1,784)      (2,276)           (231)        (192)
                                                          --------     --------        --------     --------
         Benefit obligation at end of year                $ 20,278     $ 19,350        $  2,090     $  2,730
                                                          ========     ========        ========     ========

         CHANGE IN PLAN ASSETS

         Fair value of plan assets at beginning of year   $ 21,070     $ 22,572        $     --     $     --
         Actual return on plan assets                        2,223          774              --           --
         Employer contribution                                  --           --              --           --
         Benefits paid                                      (1,784)      (2,276)             --           --
                                                          --------     --------        --------     --------
         Fair value of plan assets at end of year         $ 21,509     $ 21,070        $     --     $     --
                                                          ========     ========        ========     ========

         Funded status                                    $  1,231     $  1,721        $ (2,090)    $ (2,730)
         Unrecognized net actuarial loss (gain)               (826)      (1,615)           (712)        (221)
         Unrecognized prior service cost                        --           --            (145)        (160)
                                                          --------     --------        ---------    --------
         Accrued benefit (cost) prepaid                   $    405     $    106        $ (2,947)    $ (3,111)
                                                          ========     ========        ========     ========

         Weighted average assumptions as of December 31:

         Discount rate                                         7.5%        7.75%            7.5%        7.75%
         Expected return on plan assets                        8.5%        8.75%            N/A          N/A
         Rate of compensation increase                         N/A          N/A             N/A          N/A

         COMPONENTS OF NET PERIODIC BENEFIT COST

         Service                                          $     --     $     --        $     --     $      1
         Interest cost                                       1,470        1,438             157          181
         Expected return on plan assets                     (2,223)      (1,905)             --           --
         Amortization of prior service cost                    453           --             (15)         (15)
         Recognized net actuarial loss (gain)                   --           --             (75)         (29)
                                                          --------     --------        --------     --------
         Net periodic benefit cost                        $   (300)    $   (467)       $     67     $    138
                                                          ========     ========        ========     ========

         A one-percentage-point change in assumed health care cost trend rates would not change the actuarial present value of the accumulated post-retirement benefit obligations due to annual limitations of Company contributions per employee.

11.      PENSION BENEFIT GUARANTY CORPORATION:

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

         If the PBGC had taken the position that the Company should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position were upheld, the ability of the Company to take any such proposed action could be adversely affected. The Company has a prepaid pension asset totaling $405 thousand as recorded in accordance with financial accounting standards as of December 31, 2000. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, the Company could have a resulting obligation to transfer cash to the plan. Based on an actuarial estimate, the obligation to transfer cash in the event of a termination would be $2.9 million. Any actual amounts transferred in the event of a plan termination would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate. For information with respect to the Company's liability to its defined benefit plan, see Note 10.

12.      STOCKHOLDERS' EQUITY:

         COMMON STOCK
         Each share of Common Stock is entitled to one vote per share. As of December 31, 2000 there were 20,000,000 shares of Common Stock authorized and 13,934,858 shares issued and outstanding.

         PREFERRED STOCK
         Each share of Series B Preferred Stock is entitled to one vote per share. As of December 31, 2000 there were 11,187,451 shares of Preferred Stock authorized and 4,555,007 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock is entitled to a preference on liquidation equal to $1 per share plus accrued and unpaid dividends at the rate of 6% per annum per share. There remain 499,995 shares of authorized but un-issued shares of blank check Preferred Stock.

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

         On August 13, 1999, the Company paid $3.4 million of accrued preferred dividends and made a Preferred Stock redemption payment of $6.1 million all by issuance of common stock. As of December 31, 2000, the Preferred Stock payment arrearages aggregated $4.6 million.

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

         There were no dividends in arrears at December 31, 2000 and 1999. In addition, the availability of resources to make dividend payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

13.      INCOME TAXES:

         Income from continuing operations before income taxes for the years ended December 31 consisted of the following components:

                                            2000        1999        1998
                                          -------------------------------
         United States                    $ 2,048     $ 4,015     $ 5,027
         Other                               (194)         --          --
                                          -------     -------     -------
                                          $ 1,854     $ 4,015     $ 5,027
                                          =======     =======     =======

         The components of the income tax provision or benefit are (dollars in thousands):

CONTINUING OPERATIONS
                                              Years Ended December 31,
                                            2000        1999        1998
                                          -------------------------------
       Current provision                  $   331     $ 1,305     $ 1,484
       Foreign provision (benefit)            (68)         --          --
       Deferred provision                     446         172         383
                                          -------     -------     -------
                                          $   709     $ 1,477     $ 1,867
                                          =======     =======     =======


DISCONTINUED OPERATIONS
                                              Years Ended December 31,
                                            2000        1999       1998
                                          -------------------------------
       Current provision                  $    --     $   869     $    --
       Deferred provision                      --          --          --
                                          -------     -------     -------
                                          $    --     $   869     $    --
                                          =======     =======     =======

       The Company's tax provision differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

CONTINUING OPERATIONS
                                              Years Ended December 31,
                                            2000        1999        1998
                                          -------------------------------
       Federal provision at 34%           $   630     $ 1,321     $ 1,709
       State and local provision, net          46         123         100
       Amortization of goodwill                33          33          32
       Other, net                              --          --          26
                                          -------     -------     -------
                                          $   709     $ 1,477     $ 1,867
                                          =======     =======     =======


DISCONTINUED OPERATIONS
                                              Years Ended December 31,
                                            2000        1999        1998
                                          -------------------------------
         Federal provision at 34%         $    --     $   797     $    --
         State and local provision, net        --          72          --
                                          -------     -------     -------
                                          $    --     $   869     $    --
                                          =======     =======     =======

         At December 31, 2000 and 1999, the components of the net deferred tax asset are (dollars in thousands):

                                                       2000       1999
                                                     -------    -------
         Book value of fixed assets over tax basis   $  (536)   $  (346)
         Pension liabilities                             546        571
         Other post-retirement benefit liability       1,090      1,151
         Environmental accruals                          771        808
         Operating and capital loss carryforwards        402        402
         Other,  net                                    (104)        29
                                                     -------    -------
                                                     $ 2,169    $ 2,615
                                                     =======    =======

         Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 2000 will be realized.

14.      INCENTIVE PROGRAM:

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

                                     2000              1999              1998
                                   ---------         ---------         ---------
Net Income
  As Reported                      $     871         $   6,482         $   2,021
  Pro Forma                        $     871         $   6,327         $   1,881
Basic EPS:
  As Reported                      $     .06         $     .66         $     .27
  Pro Forma                        $     .06         $     .65         $     .25
Diluted EPS:
  As Reported                      $     .06         $     .66         $     .27
  Pro Forma                        $     .06         $     .65         $     .25

         The Company has granted options on 929,000 shares through December 31, 2000. Under the Program the option exercise price equals the stock's market price on date of grant. Program options vest over a three to four-year period and expire after ten years.

         A summary of the status of the Program's outstanding grants and weighted average exercise prices at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                           2000                        1999                        1998
                                   ---------------------       --------------------       ---------------------
                                   Shares         Price        Shares        Price        Shares         Price
                                   -------       -------       -------      -------       -------       -------
Beginning of year                      987       $  1.47           773      $  4.40           706       $  4.83
Granted                                 --            --           585          .50           172         1.185
Exercised                               --            --            --           --            --            --
Forfeited                              (58)          .83          (371)        4.07          (105)         2.02
Expired                                 --            --            --           --            --            --
                                   -------       -------       -------      -------       -------       -------
End of year                            929       $  1.51           987      $  1.47           773       $  4.40
                                   =======       =======       =======      =======       =======       =======

Shares exercisable at end
  of year                              502                         382                        541
                                   =======                     =======                    =======
Weighted average exercise

  price of exercisable options     $  2.19                     $  2.73                    $  4.15
                                   =======                     =======                    =======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.5, 6.25 and 5.85 percent, expected dividend yields of zero percent; expected lives of 3.0, 4.0 and 5.4 years; expected volatility of 67, 92 and 75 percent.

15.      EARNINGS PER COMMON SHARE:

         Options to purchase shares of common stock of the Company had no effect on earnings per share because the exercise price of such options exceeded the market price of the Company's common stock in each of the years ended December 31, 2000, 1999 and 1998. Basic earnings per common share have been presented as earnings from continuing operations and earnings from discontinued operations. Basic earnings per share from continuing operations have been calculated as net income from continuing operations after preferred dividend requirements of $274,000, $611,000, and $1,139,000 for 2000, 1999 and 1998 respectively, divided by weighted average common shares outstanding during the period. Basic earnings per common share from discontinued operations have been calculated as income
(loss) from discontinued operations plus net loss on disposition of discontinued operations divided by the weighted average number of common shares outstanding.

16.      COMMITMENT AND CONTINGENCIES:

         The Company may be involved in various legal actions from time to time arising in the normal course of business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

         The Company is also subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of waste, the discharge of effluents into waterways, the emissions of substances into the air and various health and safety matters.

         The reserve the Company has established for environmental liabilities, in the amount of $1.6 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems.

17.      UNAUDITED QUARTERLY RESULTS OF OPERATIONS:
         (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                  December 31, September 30, June 30,  March 31,
                                      2000        2000        2000        2000
QUARTER ENDED                        ------      ------      ------      ------
Net sales                            $5,688      $8,206      $6,934      $6,248
Cost of sales                         3,392       5,156       4,140       3,310
                                     ------      ------      ------      ------
Gross profit                         $2,296      $3,050      $2,794      $2,938
                                     ======      ======      ======      ======

Income applicable to common stock    $   62      $  384      $  211      $  214
                                     ======      ======      ======      ======

Basic and diluted income per
  common share:
Continuing operations                $   --      $  .03      $  .02      $  .02
                                     ======      ======      ======      ======

                                  December 31, September 30, June 30,  March 31,
                                      1999        1999        1999        1999
QUARTER ENDED                        ------      ------      ------      ------
Net sales                            $7,299      $8,065      $6,912      $6,613
Cost of sales                         4,152       4,849       3,529       3,357
                                     ------      ------      ------      ------
Gross profit                         $3,147      $3,216      $3,383      $3,256
                                     ======      ======      ======      ======

Income applicable to common stock    $2,024      $3,426      $  565      $  467
                                     ======      ======      ======      ======

Basic and diluted income per
  common share:

Continuing operations                $  .04      $  .04      $  .08      $  .06
Gain on preferred stock redemption       --         .28          --          --
Discontinued operations                 .16          --          --          --
                                     ------      ------      ------      ------
                                     $  .20      $  .32      $  .08      $  .06
                                     ======      ======      ======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's 2001 Proxy Statement which is incorporated herein by this reference and "Executive Officers" of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this Form 10-K:

                  1. Financial Statements. A list of financial statements included herein is set forth in the Index to financial Statements. Schedules and Exhibits appearing in "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

                  2.       Financial Statement Schedules.

                           SCHEDULE II - Valuation and Qualifying Accounts and
                                         Reserves

                                                                     SCHEDULE II

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

---------------------------------------------------------------------------------------------------------------
    Column A                     Column B               Column C             Column D          Column E
---------------------------------------------------------------------------------------------------------------

                                                       Additions
---------------------------------------------------------------------------------------------------------------
   Description                  Balance at      (1)            (2)           Deductions      Balance at End
                                Beginning       Charged to     Charged to                    of Period
                                of Period       Costs and      Other
                                                Expenses       Accounts
---------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2000

Allowance deducted from assets
to which they apply:

Allowance for doubtful accounts   $     187     $      77      $      68     $     (92)      $     240
                                  =========     =========      =========     =========       =========

YEAR ENDED DECEMBER 31, 1999

Allowance deducted from assets
to which they apply:

Allowance for doubtful accounts   $     538     $      48      $     150     $    (549)      $     187
                                  =========     =========      =========     =========       =========

YEAR ENDED DECEMBER 31, 1998

Allowance deducted from assets
to which they apply:

Allowance for doubtful accounts   $     108     $      48      $     502     $    (120)      $     538
                                  =========     =========      =========     =========       =========

All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

                                  EXHIBIT LIST

              3. EXHIBITS FILED UNDER ITEM 601 OF REGULATION S-K.

EXHIBIT
NO.                                DESCRIPTION

3.1      Restated Certificate of Incorporation of the Company incorporated     *
         by reference to Exhibit 3.1 to the Company Statement on Form 10/A (Amendment No. 4), as filed with the Commission on March 3, 1994, Commission File No. 0-23082.

3.2      By-laws of the Company incorporated by reference to Exhibit 3.2 to    *
         the Registration Statement on Form 10/A (Amendment No. 3), as filed with the Commission on February 18, 1994, Commission File No.
         0-23082.

4.1      See Exhibit 3.1                                                       *

10.12    Belding Heminway Company Restated 1994 Voluntary Recapitalization     *
         Plan dated as of November 14, 1994, as amended, incorporated by reference to exhibit 7(c)(1) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission File No. 0-23082.

10.13    Belding Heminway Company, Inc. 1994 Incentive Program, effective      *
         as of December 6, 1994, as amended, incorporated by reference to exhibit 7(c)(2) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission File No.
         0-23082.

10.14    Exchange Agreement dated as of November 14, 1994 between Belding      *
         Heminway Company and the holders of its Preferred Stock as amended, incorporated by reference to exhibit 7(c)(3) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission File No. 0-23082.

10.15    Amendment to Restated Certificate of Incorporation of Company filed   *
         on December 13, 1994, as amended, incorporated by reference to exhibit 7(c)(4) to the Company's current report on Form 8-K filed with the Commission on December 15, 1994, Commission File No.
         0-23082.

10.25    Stock Purchase Agreement, dated July 12, 1996, between the Company    *
         and Lewis Textiles Corporation incorporated by reference to Exhibit
         (a) (1) to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Commission on August 12, 1996, Commission File No. 0-23082.

10.31    Selected provisions of the Registrant's Definitive Proxy Statement    *
         filed with the Commission on March 3, 1997, incorporated by reference to the corresponding exhibit and Company's annual report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Commission on March 14, 1997, Commission File No. 1-3462.

10.33    Letter Agreement dated as of March 24, 1998 between Edward F. Cooke   *
         and Carlyle Industries, Inc.

16       Letter from Ernst & Young with respect to change in accountants       *
         incorporated by reference to Exhibit 16 to the Registration
         Statement.

10.34    Letter Agreement dated May 29, 1998 between Carlyle Industries,       *
         Inc. and Karen Brenner.                                               +

10.37    Employment Agreement dated February 22, 1999 and made effective       +
         as of January 1, 1999 among Carlyle Industries, Inc. and Robert
         A. Levinson.

10.38    Amendment No 1 to Fleet Credit Agreement dated December 16, 1998.     *

10.39    Amendment No. 2 to Fleet Credit Agreement dated December 29, 1999.    *

21       Subsidiaries of Carlyle Industries, Inc.                              *


*        INCORPORATED BY REFERENCE

+ MANAGEMENT COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT PURSUANT TO ITEM 14(c) OF FORM 10-K.

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

Date:   March 21, 2001
        --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration in the capacities and on the dates indicated.

Signature                               Title                         Date
---------                               -----                         ----

/s/ ROBERT A. LEVINSON         Chairman, President                March 21, 2001
----------------------         and Chief Executive Officer
Robert A. Levinson

/s/ RALPH LANGER               Vice Chairman                      March 21, 2001
----------------
Ralph Langer

/s/ JOSEPH S. DIMARTINO        Director                           March 21, 2001
-----------------------
Joseph S. DiMartino

/s/ EDWARD F. COOKE            Vice President,                    March 21, 2001
-------------------            Chief Financial Officer,
Edward F. Cooke                Director

/s/ GIANDOMENICO PICCO         Director                           March 21, 2001
----------------------
Giandomenico Picco