Form 10-Q
period 2001-03-31
CARLYLE INDUSTRIES INC
filed 2001-05-15
CIK 11027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001        Commission File No.  1-3462

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from       to

                            CARLYLE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  13-1574754
   -------------------------------                 ----------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

           One Palmer Terrace
              Carlstadt, NJ                               07072
   ----------------------------------------             ----------
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code       (201) 935-6220

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

As of May 1, 2001, 13,934,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               ONE PALMER TERRACE
                               CARLSTADT, NJ 07072



                                TABLE OF CONTENTS


                                                                                                            PAGE NO.
                                                                                                            --------
PART I -- FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of March 31, 2001 and December 31, 2000...................................................3

                  Consolidated Statements of Operations
                  for the Three Months Ended March 31, 2001 and 2000...........................................4

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2001 and 2000...........................................5

                  Notes to Unaudited Consolidated Financial Statements - March 31, 2001........................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...............................................8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk...................................9

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K............................................................10

                  Signatures..................................................................................11

PART I -      FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        March 31, 2001
ASSETS                                                                    (Unaudited)   December 31, 2000
Current Assets:                                                         --------------  -----------------
     Cash and cash equivalents                                            $         78    $        197
     Accounts receivable trade, net                                              4,112           3,090
     Inventories, net                                                            5,234           5,313
     Current deferred tax asset                                                  2,075           2,169
     Other current assets                                                          298             189
                                                                          ------------    ------------
         Total current assets                                                   11,797          10,958

Property, plant and equipment, at cost                                           3,846           3,876
Less: Accumulated depreciation and amortization                                 (1,425)         (1,372)
                                                                          ------------    ------------
         Net property, plant and equipment                                       2,421           2,504

Goodwill, net                                                                    2,660           2,700
Other assets                                                                     1,028             940
                                                                          ------------    ------------
         Total Assets                                                     $     17,906    $     17,102
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                     $      1,403    $      1,439
     Income taxes payable                                                           86              15
     Other current liabilities                                                     966           1,210
     Current maturities of long term debt                                        7,375              --
                                                                          ------------    ------------
         Total current liabilities                                               9,830           2,664
                                                                          ------------    ------------

Long-term Debt                                                                      --           6,325
Other Liabilities                                                                6,862           7,009
                                                                          ------------    ------------
         Total Liabilities                                                      16,692          15,998
                                                                          ------------    ------------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized:
     Shares issued and outstanding:
         Series A - None
         Series B - 4,555,007 at March 31, 2001 and
                   at December 31, 2000                                          4,555           4,555
Accumulated dividends on preferred stock                                            13              12
                                                                          ------------    ------------
     Total Redeemable Preferred Stock                                            4,568           4,567
                                                                          ------------    ------------
Common Stock, par value $0.01 per share
     20,000,000 shares authorized;
     Shares issued and outstanding at March 31, 2001
         and December 31, 2000: 13,934,858                                         139             139
Paid in Capital                                                                 26,345          26,345
Retained Earnings                                                              (29,714)        (29,864)
Accumulated Other Comprehensive Income                                            (124)            (83)
                                                                          ------------    ------------
Total Common Stockholders' Equity                                               (3,354)         (3,463)
                                                                          ------------    ------------
Total Liabilities and Stockholders' Equity                                $     17,906    $     17,102
                                                                          ============    ============

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001         2000
                                                     ----------   ----------
Net Sales                                            $    6,695   $    6,248
Cost of Sales                                             4,026        3,310
                                                     ----------   ----------
                                                          2,669        2,938
Selling, general & administrative expenses                2,152        2,313
                                                     ----------   ----------
Income before interest and income taxes                     517          625
Interest expense                                            160          168
                                                     ----------   ----------
Income before income taxes                                  357          457
Provision for income taxes                                  140          174
                                                     ----------   ----------
Income before preferred dividends                           217          283
Less dividends on preferred stock                            67           69
                                                     ----------   ----------
Net income applicable to common stock                $      150   $      214
                                                     ==========   ==========

Basic and diluted earnings per common share          $      .01   $      .02
                                                     ==========   ==========

Weighted average common shares
     outstanding (in thousands)                          13,935       13,935
                                                     ==========   ==========



                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2001         2000
                                                     ----------   ----------
Net income before dividends on preferred stock       $      217   $      283
Other comprehensive income (loss):
     Foreign currency translation adjustment                (41)          --
                                                     ----------   ----------
Comprehensive income                                 $      176   $      283
                                                     ==========   ==========


See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  2001          2000
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                              $      217    $      283
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                                   155           211
      Deferred tax provision                                           94           181
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                 (1,022)         (198)
        Inventories                                                    81          (991)
        Other assets                                                 (238)         (260)
        Accounts payable                                              (36)          205
        Federal and state income taxes payable                         16          (339)
        Other current liabilities                                    (189)         (700)
        Other liabilities                                            (147)         (113)
                                                               ----------    ----------
             Cash (used in) operating activities                   (1,069)       (1,721)
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (9)         (191)
Investment in other assets                                            (21)           (2)
                                                               ----------    ----------
             Cash (used in) investing activities                      (30)         (193)
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                             1,350         2,300
Repayment of long term debt and capital lease obligations            (300)         (715)
Dividends on preferred stock                                          (67)          (69)
                                                               ----------    ----------
             Cash provided by financing activities                    983         1,516
                                                               ----------    ----------

Effect of exchange rate changes on cash and cash equivalents           (3)           --
(Decrease) in cash and cash equivalents                              (119)         (398)
Cash and cash equivalents beginning of period                         197           433
                                                               ----------    ----------
Cash and cash equivalents end of period                        $       78    $       35
                                                               ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $      135    $      144
                                                               ==========    ==========
   Income taxes                                                $       64    $      462
                                                               ==========    ==========

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

NOTE 3:  EARNINGS PER SHARE

Earnings per share of the Company's Common Stock have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements.

NOTE 4:  INVENTORIES:

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                          March 31, 2001    December 31, 2000
                                           -----------        -----------

              Raw materials                $     2,104        $     2,115
              Work in Progress                      20                 21
              Finished goods                     3,110              3,177
                                           -----------        -----------
                                           $     5,234        $     5,313
                                           ===========        ===========

NOTE 5:  PREFERRED STOCK

Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. The availability of resources to make dividend payments to the holders of Series B Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

In addition, the Series B Preferred Stock by its terms was required to be fully redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any, and to the extent of legally available funds as determined by the Board of Directors. The Company expects to stay current with respect to Series B Preferred Stock dividends. However, the Company's redemption payments, if any, on account of the Series B Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's revolving credit facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the Pension Benefit Guaranty Corp. (the "PBGC") relating to the Company's unfunded liability, if any, to its defined benefit plan.


NOTE 6:  BANK DEBT

As of March 31, 2001, the Company was in violation of a financial covenant under its bank facility with the Fleet Bank. As a result, in accordance with generally accepted accounting principles, amounts outstanding under the bank facility have been classified as current, as of March 31, 2001. The Company is currently in discussions with Fleet Bank and while there can be no assurance that such discussions will be successful, the Company expects to obtain the necessary amendments in order to secure appropriate long term financing under its bank facility.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


                              RESULTS OF OPERATIONS


Sales during the first quarter of 2001 totaled $6.7 million as compared to $6.2 million during the first quarter of 2000 for an increase of 7.2%. The sales increase was primarily attributable to a new product introduction made at the end of the first quarter of 2001.

Gross margin during the first quarter of 2001 totaled $2.7 million as compared with $2.9 million in the first quarter of 2000. The gross margin percent during the first quarter of 2001 was 40% as compared to 47% during the first quarter of 2000. The decline in gross margin dollars and percent was primarily the result of higher variable costs related to a large seasonal changeover for a major customer.

Selling, general and administrative expenses in the first quarter of 2001 totaled $2.2 million as compared to $2.3 million in the first quarter of 2000.

Income before interest and income taxes totaled $517 thousand during the first quarter of 2001 as compared to $625 thousand during the comparable period last year. The reduction in income before interest and income taxes was the result of lower gross margin, offset to a certain extent, by lower selling, general and administrative expenses.

Net interest expense during the first quarter of 2001 totaled $160 thousand as compared to net interest expense of $168 thousand during the first quarter of 2000. The reduction in interest expense in 2001 as compared to 2000 was the result of a lower average level of bank debt outstanding during the first quarter of 2001 as compared to the first quarter of 2000.

The provision for income taxes during the first quarter of 2001 totaled $140 thousand as compared to $174 thousand during the same period last year. The combined effective income tax rate totaled 39.2% in the first quarter of 2001 and 38.1% in the first quarter of 2000. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Series B Preferred Stock dividends during the first quarter of 2001 totaled $67 thousand as compared to $69 thousand during the same period in 2000.

First quarter results may not be indicative of future quarterly results due to programs with major customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base may put further pressure on the Company's revenue and operating results in subsequent quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $78 thousand and trade accounts receivable of $4.1 million. In addition, the Company had $1.625 million available under its revolving credit facility as of March 31, 2001. Cash used by operations during the three months ended March 31, 2001 totaled $1.1 million.

As of March 31, 2001, the Company was in violation of a financial covenant under its bank facility with the Fleet Bank. As a result, in accordance with generally accepted accounting principles, amounts outstanding under the bank facility have been classified as current. The Company is currently in discussions with Fleet Bank and while there can be no assurance that such discussions will be successful, the Company expects to obtain the necessary amendments in order to secure appropriate long term financing under its bank facility.

The Company intends to fulfill its remaining obligation to the holders of the Series B Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business and to the extent of limitations imposed by the Company's credit facility, which only permit principal payments out of "excess cash" flow as defined. As a result, the Company's redemption payments on account of the Series B Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company and compliance with the Company's credit facility. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the Pension Benefit Guaranty Corp. ("PBGC") relating to the Company's unfunded liability, if any, to its defined benefit plan.

Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum. Under the terms of the Company's credit facility, the net proceeds of $1.5 million received from the settlement of the Thread escrow are available for purposes of making preferred stock dividend payments. As a result, the Company expects to remain current with respect to quarterly Series B Preferred Stock dividends which total approximately $274 thousand per year.

The amount of the dividends in arrears was zero at March 31, 2001and December 31, 2000. The availability of resources to make dividend payments to the holders of Series B Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.


                               IMPACT OF INFLATION

The Company's results are affected by the impact of inflation on operating costs. Historically, the Company has used selling price adjustments, cost containment programs and improved operating efficiencies to offset the otherwise negative impact of inflation on its operations.


ITEM 3.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our exposures to market risk since December 31, 2000.

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base (v) the declaration and payment of dividends and
(vi) negotiations with its lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


PART II -     OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    No exhibits have been submitted with this report.

              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARLYLE INDUSTRIES, INC.


Date:    May 14, 2001                     /s/ ROBERT A. LEVINSON
                                          -----------------------------
                                          Robert A. Levinson
                                          Chairman, President and
                                          Chief Executive Officer


Date:    May 14, 2001                     /s/ EDWARD F. COOKE
                                          -----------------------------
                                          Edward F. Cooke
                                          Vice President, Secretary and
                                          Chief Financial Officer