Form 10-Q
period 2001-06-30
CARLYLE INDUSTRIES INC
filed 2001-08-14
CIK 11027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001         Commission File No.  1-3462

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

As of August 1, 2001, 13,934,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               One Palmer Terrace
                               Carlstadt, NJ 07072


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------

Part I -  Financial Information
-------------------------------

Item 1.   Financial Statements

          Consolidated Balance Sheets
          as of June 30, 2001 and December 31, 2000............................3

          Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2001 and 2000............4

          Consolidated Statements of Comprehensive Income
          for the Three and Six Months Ended June 30, 2001 and 2000............4

          Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2001 and 2000......................5

          Notes to Unaudited Consolidated Financial
          Statements - June 30, 2001...........................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .......................9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........11

Part II - Other Information
---------------------------

Item 4.   Submission of Matter to a Vote of Security Holders..................12

Item 6.   Exhibits and Reports on Form 8-K....................................13

          Signatures..........................................................14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     June 30, 2001      December 31,
                                                      (Unaudited)           2000
                                                     -------------      -------------
ASSETS
Current Assets:
     Cash and cash equivalents                       $          55      $         197
     Accounts receivable trade, net                          3,753              3,090
     Inventories, net                                        5,607              5,313
     Current deferred tax asset                              1,928              2,169
     Other current assets                                      222                189
                                                     -------------      -------------
         Total current assets                               11,565             10,958

Property, plant and equipment, at cost                       3,829              3,876
Less: Accumulated depreciation and amortization             (1,479)            (1,372)
                                                     -------------      -------------
         Net property, plant and equipment                   2,350              2,504

Goodwill, net                                                2,622              2,700
Other assets                                                 1,134                940
                                                     -------------      -------------
         Total Assets                                $      17,671      $      17,102
                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                $       1,154      $       1,439
     Income taxes payable                                       30                 15
     Other current liabilities                                 795              1,210
     Current maturities of long term debt                    7,650                 --
                                                     -------------      -------------
         Total current liabilities                           9,629              2,664
                                                     -------------      -------------
Long-term Debt                                                  --              6,325
Other Liabilities                                            6,731              7,009
                                                     -------------      -------------
         Total Liabilities                                  16,360             15,998
                                                     -------------      -------------
Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized:
     Shares issued and outstanding:
         Series A - None
         Series B - 4,555,007 at June 30, 2001 and
                    at December 31, 2000                     4,555              4,555
Accumulated dividends on preferred stock                        13                 12
                                                     -------------      -------------
     Total Redeemable Preferred Stock                        4,568              4,567
                                                     -------------      -------------
Common Stock, par value $0.01 per share
      20,000,000 shares authorized;
     Shares issued and outstanding at June 30, 2001
         and December 31, 2000: 13,934,858                     139                139
Paid in Capital                                             26,345             26,345
Retained Deficit                                           (29,586)           (29,864)
Accumulated Other Comprehensive Loss                          (155)               (83)
                                                     -------------      -------------
Total Common Stockholders' Deficit                          (3,257)            (3,463)
                                                     -------------      -------------
Total Liabilities and Stockholders' Equity           $      17,671      $      17,102
                                                     =============      =============


See Notes to Unaudited Consolidated Financial Statements.


                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                     Three Months             Six Months
                                                    Ended June 30,          Ended June 30,
                                                 -------------------     -------------------
                                                   2001        2000        2001        2000
                                                 -------     -------     -------     -------
Net sales                                        $ 6,019     $ 6,934     $12,714     $13,182
Cost of sales                                      3,693       4,140       7,719       7,450
                                                 -------     -------     -------     -------
                                                   2,326       2,794       4,995       5,732
Selling, general & administrative expenses         1,861       2,153       4,013       4,466
                                                 -------     -------     -------     -------
Income before interest and income taxes              465         641         982       1,266
Interest expense                                     150         191         310         359
                                                 -------     -------     -------     -------
Income before provision for income taxes             315         450         672         907
Provision for income taxes                           131         171         271         345
                                                 -------     -------     -------     -------
Income before preferred dividends                    184         279         401         562
Less dividends on preferred stock                     69          68         136         137
                                                 -------     -------     -------     -------
Income applicable to common stock                $   115     $   211     $   265     $   425
                                                 =======     =======     =======     =======
Basic and diluted earnings per common share      $   .01     $   .02     $   .02     $   .03
                                                 =======     =======     =======     =======
Weighted average common shares
     outstanding (in thousands)                   13,935      13,935      13,935      13,935
                                                 =======     =======     =======     =======


See Notes to Unaudited Consolidated Financial Statements.


                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollars in thousands, except per share data)

                                                    Three Months             Six Months
                                                   Ended June 30,          Ended June 30,
                                                 -----------------       -----------------
                                                  2001        2000        2001        2000
                                                 -----       -----       -----       -----
Net income before dividends on preferred stock   $ 184       $ 279       $ 401       $ 562
Other comprehensive income (loss):
     Foreign currency translation adjustment       (18)         --         (59)         --
                                                 -----       -----       -----       -----
Comprehensive income                             $ 166       $ 279       $ 342       $ 562
                                                 =====       =====       =====       =====


See Notes to Unaudited Consolidated Financial Statements.


                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                    Six Months Ended June 30,
                                                                       2001        2000
                                                                     -------     -------
Cash Flows From Operating Activities:
Income from continuing operations                                    $   401     $   562
Reconciliation of net income from continuing
   operations to net cash provided (used) by operations:
      Depreciation and amortization                                      327         413
      Deferred tax provision                                             241         322
      Changes in operating assets and liabilities:
        Accounts receivable, trade                                      (663)       (468)
        Inventories                                                     (294)     (2,092)
        Other assets                                                    (322)        (55)
        Accounts payable                                                (285)        599
        Federal and state income taxes payable                           (40)       (451)
        Other current liabilities                                       (360)       (523)
        Other liabilities                                               (278)       (160)
                                                                     -------     -------
             Cash (used in) operating activities                      (1,273)     (1,853)
                                                                     -------     -------

Cash Flows From Investing Activities:
Capital expenditures                                                     (12)       (191)
Investment in other assets                                               (47)        (20)
                                                                     -------     -------
             Cash (used in) investing activities                         (59)       (211)
                                                                     -------     -------

Cash Flows From Financing Activities:
Proceeds from revolving credit facility                                3,450       3,500
Repayment of long term debt and capital lease obligations             (2,125)     (1,570)
Dividends on preferred stock                                            (136)       (137)
                                                                     -------     -------
             Cash provided by financing activities                     1,189       1,793
                                                                     -------     -------

Effect of exchange rate changes on cash and cash equivalents               1          (3)
                                                                     -------     -------
(Decrease) in cash and cash equivalents                                 (142)       (274)
Cash and cash equivalents beginning of period                            197         433
                                                                     -------     -------
Cash and cash equivalents end of period                              $    55     $   159
                                                                     =======     =======

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                          $   258     $   308
                                                                     =======     =======
   Income taxes                                                      $   110     $   485
                                                                     =======     =======

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1:  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

NOTE 3: EARNINGS PER SHARE
--------------------------

Earnings per share of the Company's Common Stock have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements.

NOTE 4:  INVENTORIES:
---------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                        June 30, 2001        December 31, 2000
                                        -------------        -----------------
         Raw materials                    $  2,061              $  2,115
         Work in Progress                       20                    21
         Finished goods                      3,526                 3,177
                                          --------              --------
                                          $  5,607              $  5,313
                                          ========              ========

NOTE 5:  PREFERRED STOCK
------------------------

Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. The availability of resources to make dividend payments to the holders of Series B Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company.

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

NOTE 6:  BANK DEBT
------------------

As of June 30, 2001, the Company was and continues to be in violation of certain financial covenants under its revolving credit facility with the Fleet Bank. As a result, in accordance with generally accepted accounting principles, amounts outstanding under the bank facility have been classified as current, as of June 30, 2001. The Company is currently in discussions with Fleet Bank and other potential lenders, and while there can be no assurance that such discussions will be successful, the Company expects to obtain the necessary amendments under its revolving credit facility and or new commitments in order to secure appropriate long term financing.

NOTE 7:  GOODWILL
-----------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The standard is effective beginning January 1, 2002. The Company has yet to determine the impact of the statement on its financial position and results of operations.

Item 2. Management Discussion and Analysis of Financial Condition and Result of Operations

                              RESULTS OF OPERATIONS

Second Quarter
--------------

Sales during the second quarter of 2001 totaled $6.0 million as compared to $6.9 million during the second quarter of 2000 for a decline of 13.2%. The sales decrease was primarily attributable to an inventory reduction program implemented by a major customer.

Gross margin during the second quarter of 2001 totaled $2.3 million as compared with $2.8 million in the second quarter of 2000. The decline in second quarter gross margin dollars was the result of lower sales and a lower gross margin percentage as compared to the same period last year. The gross margin percent during the second quarter of 2001 was 38.6% as compared to 40.2% during the second quarter of 2000. The decline in gross margin percent was primarily the result of a change in sales mix.

Selling, general and administrative expenses in the second quarter of 2001 totaled $1.9 million as compared to $2.2 million in the second quarter of 2000.

Income before interest and income taxes totaled $465 thousand during the second quarter of 2001 as compared to $641 thousand during the comparable period last year. The reduction in income before interest and income taxes was the result of lower gross margin, offset to a certain extent by lower selling, general and administrative expenses.

Net interest expense during the second quarter of 2001 totaled $150 thousand as compared to net interest expense of $191 thousand during the second quarter of 2000. The reduction in second quarter interest expense as compared to the same period last year was the result of the lower average bank debt outstanding during the second quarter of 2001 and the lower weighted average interest rates in effect during the second quarter of 2001 versus the second quarter of 2000.

The provision for income taxes during the second quarter of 2001 totaled $131 thousand as compared to $171 thousand during the same period last year. The combined effective income tax rate totaled 41.5% in the second quarter of 2001 as compared to 38% in the second quarter of 2000. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Series B Preferred Stock dividends during the second quarter of 2001 totaled $69 thousand as compared to $68 thousand during the same period in 2000.

Second quarter results may not be indicative of future quarterly results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may put further pressure on the Company's revenue and operating results in subsequent quarters.

Year to Date
------------

Sales during the six months ended June 30, 2001 totaled $12.7 million as compared to $13.2 million during the same period last year. The sales decrease reflects the effect of an inventory reduction program by a major retail customer which began in early 2001.

Gross margin during the first six months of 2001 totaled $5.0 million as compared to $5.7 million during the first six months of 2000. The gross margin percent during the first half of 2001 was 39.3% as compared to 43.5% during the first half of 2000. The gross margin dollar decrease in 2001 as compared to 2000 was the result of lower sales and a lower gross margin percentage. The decline in gross margin percent was the result of a change in sales mix.

Selling, general and administrative expenses totaled $4.0 million during the six months ended June 30, 2001 as compared to $4.5 million during the comparable period last year. The reduction in selling, general and administrative expense in 2001 was primarily the result of a reduction in compensation expense.

Income before interest and income taxes for the six months ended June 30, 2001 totaled $1.0 million as compared to $1.3 million for the same period in 2000. The decrease in income before interest and income taxes in 2001 as compared to 2000 was the result of the lower gross margin, somewhat offset by lower selling, general and administrative expenses.

The provision for income taxes during the six months ended June 30, 2001 totaled $271 thousand as compared to $345 thousand during the first half of 2000. The combined effective income tax rate was 40.3% during the six months ended June 30, 2001 as compared to 38% during the comparable period in 2000.

Series B Preferred Stock dividends during the six months ended June 30, 2001 totaled $136 thousand as compared to $137 thousand during the same period in 2000.

Year to date results may not be indicative of full year results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may put further pressure on the Company's revenue and operating results in subsequent quarters.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $55 thousand and trade accounts receivable of $3.8 million. In addition, the Company had $350 thousand available under its revolving credit facility of June 30, 2001. Cash used by operations during the six months ended June 30, 2001 totaled $1.3 million.

As of June 30, 2001, the Company was and continues to be in violation of certain financial covenants under its revolving credit facility with the Fleet Bank. As a result, in accordance with generally accepted accounting principles, amounts outstanding under the bank facility have been classified as current, as of June 30, 2001. The Company is currently in discussions with Fleet Bank and other potential lenders, and while there can be no assurance that such discussions will be successful, the Company expects to obtain the necessary amendments under its revolving credti facility and or new commitments in order to secure appropriate long term financing.

The Company intends to fulfill its remaining obligation to the holders of the Series B Preferred Stock as required by the Company's charter to the extent that the Company has cash resources in excess of those required to operate its business and to the extent of limitations imposed by the Company's revolving credit facility, which only permit principal payments out of "excess cash" flow as defined. As a result, the Company's redemption payments on account of the Series B Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company and compliance with the Company's revolving credit facility. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the PBGC relating to the Company's unfunded liability, if any, to its defined benefit plan.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

There have been no material changes to our exposures to market risk since December 31, 2000.

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base (v) the declaration and payment of dividends and
(vi) negotiations with its lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties including the risks identified in the Company's 10-K for the year ended December 31, 2000, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         These are the results of voting of the stockholders present or represented by proxy at our annual meeting on May 9, 2001:

         Common Shares Outstanding                  13,934,858      Total Shares Voted     15,987,235
         Series B Preferred Shares Outstanding       4,555,007      Quorum                 86.5%
                                                   ----------
         Total Voting Shares                       18,489,865


1. Election Of Directors. The stockholders elected the following persons to serve as directors of the Company until the next annual meeting or until their successors are elected:



                                                           % of              % of                            % of            %
                                           FOR           Outstanding       Votes Cast      Withheld       Outstanding    Votes Cast
                                           ---           -----------       ----------      ---------      -----------    ----------
         Robert A. Levinson
         ------------------              13,710,935        74.15             85.76         2,276,300         12.31        14.24

         Joseph S. DiMartino
         -------------------             13,711,242        74.16             85.76         2,275,993         12.31        14.24

         Ralph Langer
         ------------                    13,711,184        74.16             85.76         2,276,051         12.31        14.24

         Giandomenico D. Picco
         ---------------------           13,711,300        74.16             85.76         2,275,935         12.31        14.24

         Edward F. Cooke
         ---------------                 13,711,300        74.16             85.76         2,275,935         12.31        14.24

2. Ratification of selection of Independent Auditors: The stockholders ratified the Board's selection of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2000. There were 15,962,334 votes for ratification, 22,683 against, and 2,218 votes abstaining.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  No exhibits have been submitted with this report.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CARLYLE INDUSTRIES, INC.



Date:    August 9, 2001                       /s/ ROBERT A. LEVINSON
                                              ----------------------------------
                                              Robert A. Levinson
                                              Chairman, President and Chief
                                              Executive Officer


Date:    August 9, 2001                       /s/ EDWARD F. COOKE
                                              ----------------------------------
                                              Edward F. Cooke
                                              Vice President, Secretary and
                                              Chief Financial Officer