Form 10-Q
period 2001-09-30
CARLYLE INDUSTRIES INC
filed 2001-11-14
CIK 11027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001    Commission File No.  1-3462

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from    to
                                 ---------------

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

                               One Palmer Terrace
                               Carlstadt, NJ 07072
                    ----------------------------------------
                    (Address of principal executive offices)

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

As of November 12, 2001, 13,934,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               One Palmer Terrace
                               Carlstadt, NJ 07072



                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

Part I --  Financial Information
--------------------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets
           at September 30, 2001 and December 31, 2000..................    1

           Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30, 2001 and
           2000.........................................................    2

           Consolidated Statements of Comprehensive Income
           for the Three and Nine Months Ended September 30, 2001 and
           2000.........................................................    2

           Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2001 and 2000........    3

           Notes to Unaudited Consolidated Financial Statements -
           September 30, 2001...........................................    4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...............    7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...    9

Part II -- Other Information
----------------------------

Item 6.    Exhibits and Reports on Form 8-K.............................   10

           Signatures...................................................   11

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30, 2001
ASSETS                                                   (Unaudited)       December 31, 2000
Current Assets:                                       ------------------   -----------------
     Cash and cash equivalents                             $    331             $    197
     Accounts receivable trade, net                           3,126                3,090
     Inventories, net                                         4,979                5,313
     Current deferred tax asset                               1,994                2,169
     Other current assets                                       326                  189
                                                           --------             --------
          Total current assets                               10,756               10,958

Property, plant and equipment, at cost                        3,896                3,876
Less: Accumulated depreciation and amortization              (1,546)              (1,372)
                                                           --------             --------
          Net property, plant and equipment                   2,350                2,504

Goodwill, net                                                 2,582                2,700
Other assets                                                  1,169                  940
                                                           --------             --------
          Total Assets                                     $ 16,857             $ 17,102
                                                           ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                      $    501             $  1,439
     Income taxes payable                                       148                   15
     Other current liabilities                                  924                1,210
     Current maturities of long term debt                     7,200                   --
                                                           --------             --------
          Total current liabilities                           8,773                2,664
                                                           --------             --------

Long-term Debt                                                   --                6,325
Other Liabilities                                             6,524                7,009
                                                           --------             --------
          Total Liabilities                                  15,297               15,998
                                                           --------             --------

Redeemable Preferred Stock, par value $0.01 per share
     11,187,451 shares authorized:
     Shares issued and outstanding:
          Series A - None
          Series B - 4,555,007 at September 30, 2001 and
               at December 31, 2000                           4,555                4,555
Accumulated dividends on preferred stock                         13                   12
                                                           --------             --------
     Total Redeemable Preferred Stock                         4,568                4,567
                                                           --------             --------
Common Stock, par value $0.01 per share
     20,000,000 shares authorized;
     Shares issued and outstanding at September 30, 2001
          and December 31, 2000: 13,934,858                     139                  139
Paid in Capital                                              26,345               26,345
Retained Deficit                                            (29,403)             (29,864)
Accumulated Other Comprehensive Loss                            (89)                 (83)
                                                           --------             --------
Total Common Stockholders' Deficit                           (3,008)              (3,463)
                                                           --------             --------
Total Liabilities and Stockholders' Equity                 $ 16,857             $ 17,102
                                                           ========             ========


See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                            Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                                2001            2000            2001            2000
                                              --------        --------        --------        --------
Net sales                                     $  5,958        $  8,206        $ 18,672        $ 21,388
Cost of sales                                    3,997           5,156          11,716          12,615
                                              --------        --------        --------        --------
                                                 1,961           3,050           6,956           8,773
Selling, general & administrative expenses       1,508           2,134           5,521           6,600
Other  (income)                                   (100)             --            (100)             --
                                              --------        --------        --------        --------
Income before interest and income taxes            553             916           1,535           2,173
Interest expense                                   135             203             445             562
                                              --------        --------        --------        --------
Income before provision for income taxes           418             713           1,090           1,611
Provision for income taxes                         166             261             437             606
                                              --------        --------        --------        --------
Income before preferred dividends                  252             452             653           1,005
Less dividends on preferred stock                   69              68             205             205
                                              --------        --------        --------        --------
Income applicable to common stock             $    183        $    384        $    448        $    800
                                              ========        ========        ========        ========

Basic and diluted earnings per common share   $    .01        $    .03        $    .03        $    .06
                                              ========        ========        ========        ========

Weighted average common shares
     outstanding (in thousands)                 13,935          13,935          13,935          13,935
                                              ========        ========        ========        ========


See Notes to Unaudited Consolidated Financial Statements.



                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollars in thousands, except per share data)


                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                     2001            2000                2001            2000
                                                   --------        --------            --------        --------

Net income before dividends on preferred stock     $    252        $    452            $    653        $  1,005
Other comprehensive income (loss):
     Foreign currency translation adjustment             66             (61)                  6            (114)
                                                   --------        --------            --------        --------
Comprehensive income                               $    318        $    391            $    659        $    891
                                                   ========        ========            ========        ========


See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Nine Months Ended September 30,
                                                                    2001            2000
                                                                  -------         -------
Cash Flows From Operating Activities:
Income before preferred dividends                                 $   653         $ 1,005
Reconciliation of net income from continuing
   operations to net cash provided by (used in) operations:
      Depreciation and amortization                                   526             622
      Deferred tax provision                                          175             310
      Changes in operating assets and liabilities:
         Accounts receivable, trade                                   (36)         (1,087)
         Inventories                                                  334            (776)
         Other assets                                                (546)           (142)
         Accounts payable                                            (938)            (28)
         Federal and state income taxes payable                        78            (136)
         Other current liabilities                                   (231)           (638)
         Other liabilities                                           (485)           (265)
                                                                  -------         -------
            Cash used in operating activities                        (470)         (1,135)
                                                                  -------         -------

Cash Flows From Investing Activities:
Capital expenditures                                                  (12)           (214)
Investment in other assets                                            (54)            (36)
                                                                  -------         -------
            Cash used in investing activities                         (66)           (250)
                                                                  -------         -------

Cash Flows From Financing Activities:
Proceeds from revolving credit facility                             4,250           4,625
Repayment of revolving credit facility                             (3,375)         (3,296)
Dividends on preferred stock                                         (205)           (205)
                                                                  -------         -------
            Cash provided by financing activities                     670           1,124
                                                                  -------         -------

Effect of exchange rate changes on cash and cash equivalents           --              (8)
                                                                  -------         -------
Increase (decrease) in cash and cash equivalents                      134            (269)
Cash and cash equivalents beginning of period                         197             433
                                                                  -------         -------
Cash and cash equivalents end of period                           $   331         $   164
                                                                  =======         =======

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                       $   447         $   577
                                                                  =======         =======
   Income taxes                                                   $   156         $   635
                                                                  =======         =======


See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 1:   BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

NOTE 3:   EARNINGS PER SHARE
----------------------------

Earnings per share of the Company's Common Stock have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements.

NOTE 4:   INVENTORIES:
----------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                        September 30, 2001     December 31, 2000
                                        ------------------     -----------------

         Raw materials                       $ 1,948                $ 2,115
         Work in Progress                         21                     21
         Finished goods                        3,010                  3,177
                                             -------                -------
                                             $ 4,979                $ 5,313
                                             =======                =======

NOTE 5:   PREFERRED STOCK
-------------------------

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

The Company expects to stay current with respect to Series B Preferred Stock dividends. However, the Company's redemption payments, if any, on account of the Series B Preferred Stock in the future will depend on the Company's future cash flow, the timing of the settlement of the liabilities recorded in the consolidated financial statements of the Company, the ability of the Company to obtain additional financing and compliance with the Company's revolving credit facility which presently permits only specified payment amounts including 25% of "excess cash flow", as defined in the credit agreement. In addition, the Company's decision to make any such payments will depend on the successful resolution of any issues which may arise with the Pension Benefit Guaranty Corp. (the "PBGC") relating to the Company's unfunded liability, if any, to its defined benefit plan.

NOTE 6:   BANK DEBT
-------------------

As of September 30, 2001, the Company was and continues to be in violation of certain financial covenants under its revolving credit facility with Fleet Bank. In addition, on October 26, 2001, the Company was notified by Fleet Bank that due to the continuing defaults under the credit agreement, additional advances would not be permitted and that an increase in interest rates would be increased to the prime rate plus 2%. As a result, in accordance with generally accepted accounting principles, amounts outstanding under the credit facility have been classified as a current liability, as of September 30, 2001. The Company is currently in discussions with other potential lenders, and while there can be no assurance that such discussions will be successful, the Company expects to obtain appropriate long term financing.

NOTE 7:   GOODWILL
------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to an annual assessment for impairment by applying a fair-value based test. The standard will be effective beginning January 1, 2002. The Company has yet to determine the impact of the statement on its financial position and results of operations.

NOTE 8:   OTHER INCOME
----------------------

During the third quarter 2001, the Company sold its North Grosvenordale, Connecticut property for a nominal amount. This property was the site of the former Belding Corticelli Thread manufacturing facility which had ceased operating at that location over 25 years ago. In connection with this sale, the new owner has assumed all environmental clean up and salvage responsibilities. The Company reduced its environmental liability by $100,000 as a result of this transaction.

Item 2. Management Discussion and Analysis of Financial Condition and Result of Operations


                              RESULTS OF OPERATIONS

Third Quarter
-------------

Sales during the third quarter of 2001 totaled $6.0 million as compared to $8.2 million during the third quarter of 2000 for a decline of 27.4%. The sales decrease was primarily attributable to an inventory reduction program implemented by a major customer.

Gross margin during the third quarter of 2001 totaled $2.0 million as compared with $3.1 million in the third quarter of 2000. The decline in gross margin dollars was the result of lower sales and a lower gross margin percentage as compared to the same period last year. The gross margin percent during the third quarter of 2001 was 33% as compared to 37% during the third quarter of 2000. The decline in gross margin percent was primarily the result of a change in sales mix.

Selling, general and administrative expenses in the third quarter of 2001 totaled $1.5 million as compared to $2.1 million in the third quarter of 2000. The reduction in selling, general and administrative expense was attributable to headcount reductions implemented beginning in the second quarter of 2001.

Income before interest and income taxes totaled $553 thousand during the third quarter of 2001 as compared to $916 thousand during the comparable period last year. The reduction in income before interest and income taxes was the result of lower gross margin, offset to a certain extent by lower selling, general and administrative expenses.

Net interest expense during the third quarter of 2001 totaled $135 thousand as compared to net interest expense of $203 thousand during the third quarter of 2000. The reduction in third quarter interest expense as compared to the same period last year was the result of the lower average bank debt outstanding during the third quarter of 2001 and the lower weighted average interest rates in effect during the third quarter of 2001 versus the third quarter of 2000.

The provision for income taxes during the third quarter of 2001 totaled $166 thousand as compared to $261 thousand during the same period last year. The combined effective income tax rate totaled 39.7% in the third quarter of 2001 as compared to 36.6% in the third quarter of 2000. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

Series B Preferred Stock dividends totaled $69 thousand during the third quarter of 2001 and $68 thousand for the third quarter of 2000.

Third quarter results may not be indicative of future quarterly results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may put further pressure on the Company's revenue and operating results in subsequent quarters.

Year to Date
------------

Sales during the nine months ended September 30, 2001 totaled $18.7 million as compared to $21.4 million during the same period last year. The sales decrease reflects the effect of an inventory reduction program by a major retail customer which began in early 2001.

Gross margin during the first nine months of 2001 totaled $7.0 million as compared to $8.8 million during the first nine months of 2000. The gross margin percent during the first half of 2001 was 37% as compared to 41% during the first half of 2000. The gross margin dollar decrease in 2001 as compared to 2000 was the result of lower sales and a lower gross margin percentage. The decline in gross margin percent was the result of a change in sales mix.

Selling, general and administrative expenses totaled $5.5 million during the nine months ended September 30, 2001 as compared to $6.6 million during the comparable period last year. The reduction in selling, general and administrative expense in 2001 was primarily the result of headcount reductions implemented beginning in the second quarter of 2001.

Income before interest and income taxes for the nine months ended September 30, 2001 totaled $1.5 million as compared to $2.2 million for the same period in 2000. The decrease in income before interest and income taxes in 2001 as compared to 2000 was the result of the lower gross margin, somewhat offset by lower selling, general and administrative expenses.

The provision for income taxes during the nine months ended September 30, 2001 totaled $437 thousand as compared to $606 thousand during 2000. The combined effective income tax rate was 40% during the nine months ended September 30, 2001 as compared to 37.6% during the comparable period in 2000.

Net interest expense during the nine months ended September 30, 2001 totaled $445 thousand as compared to net interest expense of $562 thousand during the same period in 2000. The reduction in interest expense was the result of the lower average bank debt outstanding during 2001 and the lower weighted average interest rates in effect during 2001.

Series B Preferred Stock dividends totaled $205 thousand during the nine months ended September 30, 2001 and 2000.

Year to date results may not be indicative of full year results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may put further pressure on the Company's revenue and operating results in subsequent quarters.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $331 thousand and trade accounts receivable of $3.1 million. Cash used by operations during the nine months ended September 30, 2001 totaled $470 thousand.

As of September 30, 2001, the Company was and continues to be in violation of certain financial covenants under its revolving credit facility with Fleet Bank. In addition, on October 26, 2001, the Company was notified by Fleet Bank that due to the continuing defaults under the credit agreement, additional advances would not be permitted and that an increase in interest rates would be increased to the prime rate plus 2%. As a result, in accordance with generally accepted accounting principles, amounts outstanding under the credit facility have been classified as a current liability, as of September 30, 2001. The Company is currently in discussions with other potential lenders, and while there can be no assurance that such discussions will be successful, the Company expects to obtain appropriate long term financing.

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

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its Directors or its Officers with respect to, among other things: (i) the Company's financing plans;
(ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base; (v) the declaration and payment of dividends; and (vi) negotiations with its bank and potential lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties including the risks referred to above and identified in the Company's 10-K for the year ended December 31, 2000, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               No exhibits have been submitted with this report.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARLYLE INDUSTRIES, INC.



Date: November  12, 2001               /s/ ROBERT A. LEVINSON
------------------------               ----------------------
                                       Robert A. Levinson
                                       Chairman, President and Chief Executive
                                       Officer



Date: November  12, 2001               /s/ EDWARD F. COOKE
------------------------               -------------------
                                       Edward F. Cooke
                                       Vice President, Secretary and Chief
                                       Financial Officer