Form 10-K
period 2001-12-31
CARLYLE INDUSTRIES INC
filed 2002-04-01
CIK 11027

SECURITIES AND EXCHANGE
                                   COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001       Commission file number: 1-3462


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


                  1 Palmer Terrace, Carlstadt, New Jersey 07072
                  ---------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number: (201)935-6220


           Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of each exchange
          Title of each class                               on which registered
          -------------------                               -------------------

Common Stock, par value $0.01 per share                             NONE


Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 13, 2002, 13,934,858 shares of registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of registrant was approximately $1,889,446. This figure was calculated on the basis of the closing price of a share of Common Stock of registrant on the Electronic Bulletin Board on March 13, 2002. As used herein, non-affiliates means all stockholders of registrant other than executive officers, directors and 5% stockholders.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement to be delivered to our stockholders in connection with the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") are incorporated by reference into Part III of this Report.

                            CARLYLE INDUSTRIES, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2001

                               ITEMS IN FORM 10-K
                               ------------------

                                                                            Page
                                                                            ----


PART I.

Item 1.           BUSINESS.................................................   1

Item 2.           PROPERTIES...............................................   4

Item 3.           LEGAL PROCEEDINGS........................................   4

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   6

PART II.

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS......................................   7

Item 6.           SELECTED FINANCIAL DATA..................................   8

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND  RESULTS OF OPERATIONS.....................   9

Item 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..............................................  13

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............  14

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE......................  33

PART III.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......  33

Item 11.          EXECUTIVE COMPENSATION...................................  33

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT...........................................  33

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........  33

PART IV.

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K..............................................  34

This Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Those statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy;(iv) customer concentration and the increasing consolidation of the Company's customer base and (v) the declaration and payment of dividends. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks and uncertainties include but are not limited to those risks and uncertainties set forth under the heading "Factors That Could Affect Our Future Results" in Part I of this Report.



PART I

ITEM 1.  BUSINESS OF THE COMPANY

         Carlyle Industries, Inc. ("Carlyle") and its subsidiaries (collectively the "Company") manufacture, package and distribute buttons, embellishments, gift and craft products. Carlyle's business is conducted principally through three subsidiaries: Blumenthal Lansing Company, Inc., Westwater Industries, Inc. and Button Fashion B.V.

         The Company's principal executive offices are located at One Palmer Terrace, Carlstadt, New Jersey and its telephone number is 201-935-6220.


         Products. The Company markets buttons, embellishments, gift and craft products and complimentary product lines, including appliques, craft kits and fashion and jewelry accessories, to its home sewing and craft customers. In addition, the Company markets casein and polyester buttons through its European subsidiary. The Company's products are sold to mass merchandisers, specialty chains and independent retailers and wholesalers. Products are sold under the La Mode (R), Le Chic (R), Streamline (R), Westwater Enterprises (R), Favorite Findings (R), and Button Fashion (R) registered trademarks and the Le Bouton, La Petite, Classic, Boutique Elegant and Mill Mountain brand names. The Company also produces and distributes a private-label button line for one of the nation's best-known retailers.

         Markets. The Company's button products are sold primarily for use in the home sewing market where buttons are used for garment construction, replacement and the upgrading and/or restyling of ready-to-wear clothing. More modest button usage is found in craft projects, home decorating and garment manufacturing. The domestic market is concentrated and is served by national and regional fabric specialty chains, mass merchandisers, independent fabric stores, notions wholesalers and craft stores and chains. During the years ended December 31, 2001 and 2000 sales to the Company's four largest customers (Wal-Mart, Jo-Ann Stores, Hancock Fabrics and Michaels) accounted for 75% and 71%, respectively, of the Company's aggregate net sales volume. A reduction in sales among any of these customers could adversely impact the financial condition and results of operations of the Company.

         Product Sourcing, Distribution and Sales. The Company's button lines are sourced from more than 75 button manufacturers from around the world, with most buttons coming from the traditional markets of Europe and Asia. Button manufacturers specialize in different materials (plastic, wood, glass, leather, metal, jewel, pearl, etc.) and have varying approaches to fashion, coloration, finishing and other factors. The Company's European subsidiary manufactures casein and polyester buttons. Most craft and gift products are developed within the Company and produced for it in the U.S. and Asia.

         All imported and domestically purchased buttons for sale in the North American market are shipped to the Company's Lansing, Iowa facility for carding and distribution to customers. As thousands of button styles are received in bulk, computerized card printing systems enable Blumenthal Lansing to economically imprint millions of button cards with such necessary data as style number, price, number of buttons, bar code, country of origin and care instructions. The Company also blister-packages and shrink-wraps some products. Domestic shipments are made primarily to individual stores with a smaller percentage to warehouse locations. Craft and gift products are also distributed from the Lansing, Iowa facility. The European business is primarily serviced by distributors from the Company's manufacturing and distribution facility in the Netherlands.

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

         The bulk of the Company's revenues are derived in the United States. In 2001, less than 4% of revenues related to export or non-U.S. based sales. Inventory levels are generally higher during the months of March through September. The Company believes its policies related to merchandise return and payment terms are in accordance with industry standards.


Factors That Could Affect Our Future Results.

We Must Expand Sales of Our Existing Products and Successfully Introduce New Products to Increase Revenues and Maintain Profitability.

         Our success will depend on our ability to expand sales of our current products to new and existing customers, as well as the development of new products. We have little control over the demand for our existing products, and we cannot assure you that the new products we introduce will achieve acceptance. Failure to expand our sales of existing products and new products would significantly and negatively affect our ability to achieve profitability.

The Loss of Any of Our Major Customers Would Substantially Reduce Revenues and the Potential for Profitable Operations.

         For the year ended December 31, 2001, the Company's four largest customers (Wal-Mart, Jo-Ann Stores, Hancock Fabrics and Michaels) accounted for 75% of the Company's aggregate net sales. The loss of any of these customers or a reduction in sales among any of these customers would have a material adverse affect on the financial condition and results of operations of the Company.

The Retail Market is Subject to Severe Competition.

         The retail button market is fragmented and highly competitive and is served by several competitors. The Company competes primarily with full-line button packagers and distributors in the general button market and several smaller competitors in the promotional button market. Some of our competitors possess substantially greater financial, technical and other resources than we do, including the ability to implement more extensive marketing campaigns. Management believes that the principal bases for competition are product innovation, range of selection, brand names, price, display techniques and speed of distribution. The craft and gift markets are served by many and varied competitors with innovation and competitive pricing being of major importance.

         Management believes that retail button distribution depends on trends in the mature home-sewing market. The retail customer base for buttons has changed substantially over the past two decades as department stores and small independent fabric stores have been replaced by mass merchandisers and specialty retail chains which have continued to consolidate recently through mergers and store closings. In response to this trend, the Company has broadened its lines to include embellishments, novelty buttons, and products used in the craft and gift industries, which are not viewed by management as mature markets. In addition, the Company has sought to expand its markets beyond the traditional U.S. retail outlets into the major European countries through the Button Fashion operation.

Our Business is Subject to the Seasonal Nature of Our Industry.

         Our business is seasonal. The majority of our marketing and sales activities take place from late fall to early spring. Our greatest volume of shipments and sales occur from late spring through late fall, which coincides with our second and third fiscal quarters. Unfavorable economic conditions affecting retailers during the fall and holiday seasons in any year could have a material adverse effect on our results of operations for the year. We cannot assure you that the effects of such seasonality will diminish in the future.

We Are Dependent Upon Patents and Intellectual Property Rights.

         The Company's registered trademarks and brand names are of material importance to our business and the products we sell. We consider such trademarks to be valuable assets, and we will continue to protect the names under which we sell our products through registrations with the United States Patent and Trademark Office. However, there is no assurance that our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

Employees; Labor Relations. The Company has approximately 161 employees, none of whom are covered by a collective bargaining agreement. Management believes relations with employees are satisfactory.

Backlog. The Company fills at least 95% of its orders within 48 hours and as a result had no backlog of any significance at either December 31, 2001 or 2000.

EXECUTIVE OFFICERS

The executive officers of the Company are set forth below.

       Name                   Age                           Title
       ----                   ---                           -----

Robert A. Levinson             76            Chairman of the Board of Directors,
                                             President and Chief Executive
                                             Officer

Edward F. Cooke                48            Vice President, Chief Financial
                                             Officer and Secretary, and
                                             President of Blumenthal Lansing
                                             Company, Inc.



ITEM 2.  PROPERTIES

         The Company owns a 104,000 square foot packaging and distribution facility located in Lansing, Iowa and a 35,000 square foot manufacturing and distribution facility located in Veendam, the Netherlands. Corporate headquarters and divisional management, sales and marketing, product development, fashion and purchasing are headquartered in a leased 11,000 square foot office facility in Carlstadt, New Jersey. Management believes that the Company's facilities are in good condition and adequate for the Company's present and reasonably foreseeable future needs.

         The Company owns a former dye facility located in Emporia, Virginia, which is leased to the purchaser of the Company's former Home Furnishings division under a triple net fifty-year lease with a nominal base rent. In addition, the Company owns one facility no longer used in operations: a 100,000 square foot former production facility at Watertown, Connecticut of which approximately 45,500 square feet are leased to unrelated third parties. A former production facility at North Grosvenordale, Connecticut was sold in 2001.


ITEM 3.  LEGAL PROCEEDINGS

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

         Approximately six years ago a property owned by the Carlyle Manufacturing Company, Inc. ("CM") (a non-operating subsidiary) located at 30 Echo Lake Road in Watertown, Connecticut was being investigated by the United States Environmental Protection Agency ("EPA") for possible inclusion on the National Priorities List promulgated pursuant to CERCLA but no such listing has occurred. A Site Inspection conducted at this location detected certain on-site soil and groundwater contamination, as well as contamination of nearby water. This site is listed on the Connecticut State Hazardous Waste Disposal Site list, but remediation activity has not been required by the Connecticut Department of Environmental Protection ("CTDEP").

         CM owned an inactive facility located in North Grosvenordale, Connecticut at which soil contamination had been found. The Company reported this contamination to the CTDEP in 1989 and was working with the CTDEP to define remedial options for the site, which it expected would focus primarily on removal and possible stabilization of contaminated soil on site. The Company estimated the cost of soil remediation at this site to be approximately $100,000 based upon information on the costs incurred by others in remediating similar contamination at other locations. The facility was sold in 2001 and related environmental liability was assumed by the buyer.

         In or about June 1992 the Company received notices from the EPA that the Company, Belding Corticelli Thread Co. ("BCTC") (a discontinued operation) and CM had been identified, along with 1,300 other parties, as PRPs in connection with the alleged release of hazardous substances from the Solvents Recovery Service of New England Superfund Site in Southington, Connecticut (the "SRS site"). The Company settled its alleged liability in connection with the SRS sites by paying $1,626 in connection with a settlement offered to de minimis parties at the SRS site in 1994. BCTC and CM, along with other PRPs, committed to perform the Remedial Investigation and Feasibility Study ("RIFS") and two Non-Time Critical Removal Actions ("NTCRA") at the SRS site. The RIFS, and the first NTCRA (except for certain maintenance activities) have been completed. BCTC and CM have been allocated approximately .04% and 1.26%, respectively, of costs incurred to date, based on their alleged volume of waste shipped to the SRS site. It is presently anticipated that EPA will not issue the record of decision for this site for at least two years. The Company is unable, at this time, to estimate the ultimate cost of the remedy for the SRS site.

         In April 2000, CM and BCTC (as well as numerous other member of the SRS PRP Group) received written notification that they had been designated as PRPs in connection with the alleged transshipment of waste from the SRS site to the Angelillo Property Superfund site in Southington, Connecticut (the "Angelillo Site") from October 30, 1967 through February 28, 1987. To date, the EPA claims it has incurred approximately $1.2 million in response costs in connection with the Angelillo Site and it has demanded reimbursement of those costs (as well as interest and future costs) from CM, BCTC, and other PRPs. In March 2001, the members of the SRS Group named as PRPs at the Angelillo Site accepted EPA's offer to settle its claim for past costs relating to the Angelillo transshipment site for a payment of $626,000. In May 2001, CM and BCTC received invoices in the amounts of $12,574.20 and $349.01, respectively, representing their share of the Angelillo settlement with EPA, and CM and BCTC paid said amounts later that month.

         The Angelillo settlement agreement was subject to a public comment period which has expired. In accordance with CERCLA, the EPA may modify or withdraw its consent to this agreement if comments disclose facts or considerations that cause it to believe that the agreement is inappropriate improper or inadequate. The settling parties and the EPA are working towards a resolution of all comments received from the public.

         By third-party summons and complaint dated November 27, 1991, CM was named as a third-party defendant in an action pending in the United States District Court for the District of Rhode Island entitled United States v. Davis. In addition to CM, approximately 60 other companies were joined as third-party defendants. Amended third-party complaints named additional third-party defendants. The third-party complaint against CM alleged claims for contribution under CERCLA, common law indemnification and state law contribution. The third-party complaint alleged that CM (and the majority of the other third-party defendants) shipped waste to the Chemical Control Corporation, which waste was commingled and then shipped to the Davis Liquid Waste site located in Smithfield, Rhode Island. CM has entered into an agreement to settle liability in connection with the above claims for payment of the sum of $200,000. The Consent Decree was approved in 1998 by the Federal District Court. At least one non-settling party appealed from the District Court's approval of the Consent Decree. The appellate court affirmed the district court's approval of the Consent Decree.

         The amounts referred to above do not include costs that the Company or its subsidiaries may incur for consultants' or attorneys' fees or for administrative expenses in connection with their participation as part of a PRP group. The reserve the Company has established for environmental liabilities, in the amount of $1.4 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems, including the obligations of the Company and its subsidiaries relating to the Remedial Investigation and two Non-Time Critical Removal Actions at the Solvents Recovery Superfund site, based on the Company's review of currently available evidence, and takes into consideration the Company's prior experience in remediation and that of other companies, as well as public information released by EPA and by the PRP groups in which the Company or its subsidiaries are participating. Although the reserve currently appears to be sufficient to cover these environmental liabilities, there are uncertainties associated with environmental liabilities, and no assurances can be given that the Company's estimate of any environmental liability will not increase or decrease in the future. The uncertainties relate to the difficulty of estimating the ultimate cost of any remediation that may be undertaken, including any operating costs associated with remedial measures, the duration of any remediation required, the amount of consultants' or attorneys' fees that may be incurred, the administrative costs of participating in the PRP groups, and any additional regulatory requirements that may be imposed by the federal or state environmental agencies.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A) Market Information. The following table sets forth certain information as to the high and low sales prices per share of Carlyle's Common Stock as quoted on the OTCBB for each of the last two years.

                           Calendar Year                   Common Stock
                           -------------                   ------------
                                2000                      Low       High
                                ----                      ---       ----
                           First Quarter                $   .56   $   1.06
                           Second Quarter               $   .50   $    .81
                           Third Quarter                $   .31   $    .53
                           Fourth Quarter               $   .22   $    .44

                                2001
                                ----
                           First Quarter                $   .20   $    .27
                           Second Quarter               $   .20   $    .40
                           Third Quarter                $   .20   $    .34
                           Fourth Quarter               $   .22   $    .29


         (B) Holders. There were 197 record holders of Carlyle's Common Stock as of March 13, 2002. The Company believes that, as of such date, there were in excess of 1,180 beneficial holders, including those stockholders whose shares are held of record by depositary companies.

         (C) Dividends. No cash dividends on the Common Stock have been paid to date and the Company has no intention of paying dividends in the foreseeable future. In addition, dividends on the Common Stock are subject to the prior right of holders of the Preferred Stock to receive cumulative dividends which accrue at a rate of 6% per annum and are paid quarterly. In addition, the holders of Preferred Stock are entitled, upon a dissolution, liquidation or winding up of the Company, to a liquidation preference of $1 per share plus all accrued and unpaid dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data relating to the Company have been taken or derived from the financial statements and other records of the Company. Such selected consolidated financial data are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company.

                                      CARLYLE INDUSTRIES, INC.
                                          AND SUBSIDIARIES
                                SELECTED CONSOLIDATED FINANCIAL DATA
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Years Ended December 31,
                                             --------------------------------------------------------
                                               2001        2000        1999        1998        1997
                                             --------    --------    --------    --------    --------
SUMMARY OF OPERATIONS:
Net sales                                    $ 24,925    $ 27,076    $ 28,889    $ 23,801    $ 19,641
                                             ========    ========    ========    ========    ========
Income from continuing operations before
   extraordinary item                             990       1,145       2,538       3,160       3,727
Extraordinary loss on debt prepayment,
   net of tax benefit                             (90)         --          --          --          --
                                             --------    --------    --------    --------    --------
Income from continuing operations                 900       1,145       2,538       3,160       3,727
Preferred stock dividends                        (273)       (274)       (611)     (1,139)     (1,445)
Loss from discontinued operations,
   net of income taxes                             --          --          --          --        (316)
Income (loss) on disposal of discontinued
   operations, net of income taxes                 --          --       1,544          --      (9,801)
Gain on preferred stock redemption                 --          --       3,011          --          --
                                             --------    --------    --------    --------    --------
Income (loss) applicable to common
   stock                                     $    627    $    871    $  6,482    $  2,021    $ (7,835)
                                             ========    ========    ========    ========    ========
Weighted average common shares outstanding     13,935      13,935       9,896       7,383       7,386
                                             ========    ========    ========    ========    ========

PER COMMON SHARE DATA (BASIC AND DILUTED):
Continuing operations                        $    .05    $    .06    $    .20    $    .27    $    .31
Discontinued operations                            --          --         .16          --       (1.37)
Extraordinary item                               (.01)         --          --          --          --
Gain on preferred stock redemption                 --          --         .30          --          --
                                             --------    --------    --------    --------    --------
Net income (loss) per share                  $    .04    $    .06    $    .66    $    .27    $  (1.06)
                                             ========    ========    ========    ========    ========
Cash dividend per common share                   None        None        None        None        None
                                             ========    ========    ========    ========    ========

                                                                   December 31,
                                             --------------------------------------------------------
                                               2001        2000        1999        1998        1997
                                             --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital                              $  2,999    $  6,789    $  8,564    $  9,188    $ 10,646
Total assets                                 $ 16,286    $ 17,102    $ 18,512    $ 17,824    $ 25,062
Long-term debt, capital
   lease obligations and
   redeemable preferred stock                $  6,436    $ 10,892    $ 11,767    $ 21,108    $ 25,067
Stockholders' equity                         $ (4,115)   $ (3,463)   $ (4,251)   $(17,285)   $(19,306)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         Net sales during the year ended December 31, 2001 totaled $24.9 million as compared to $27.1 million during the year ended December 31, 2000, a decrease of $2.2 million or 8%. The decline in net sales was primarily attributable to a continued softness of the button product line during most of 2001.

         Gross margin during the year ended December 31, 2001 totaled $9.5 million as compared with $11.1 million in 2000. The gross margin percent during the year ended December 31, 2001 was 38% as compared to 40.9% during last year. The gross margin decline, in both dollars and percent, was the result of lower sales volume and a change in sales mix as revenues from higher margin product lines declined.

         Selling, general and administrative expenses during the year ended December 31, 2001 totaled $7.2 million or 29% of net sales as compared to $8.5 million or 31% of net sales in 2000. The reduction in selling, general and administrative expenses totaling $1.3 million was primarily the result of headcount reductions made during 2001 in response to reduced revenues.

         Income from continuing operations before interest and income taxes totaled $2.2 million during the year ended December 31, 2001 as compared to $2.6 million during last year. The reduction was the result of a combination of the lower gross margin dollars totaling $1.6 million mostly offset by lower selling, general and administrative expenses totaling $1.3 million as described above.

         Net interest expense during the year ended December 31, 2001 totaled $565 thousand as compared to $746 thousand during 2000. The decrease in interest expense in 2001 was the result of the lower average level of bank debt outstanding during 2001 combined with lower interest rates in effect during the year. The average level of outstanding bank debt in 2001 was $6.9 million as compared to $8.6 million for the year ended December 31, 2000. The weighted average interest rate on bank borrowings during the year ended December 31, 2001 was 6.54% as compared to 7.61% during the year ended December 31, 2000.

         The provision for income tax during the year ended December 31, 2001 totaled $672 thousand as compared to $709 thousand during last year. The combined effective income tax rate was 40.4% in 2001 and 38.2% in 2000. The combined effective income tax rates are higher than combined statutory rates principally because of state income taxes and nondeductible goodwill.

         Preferred dividends during the year ended December 31, 2001 totaled $273 thousand as compared to $274 thousand during 2000.

         In connection with the refinancing of the Fleet Credit Agreement, the Company wrote-off $90 thousand, net of income tax benefit, of un-amortized deferred financing costs in the fourth quarter of 2001 and such amount is presented as an extraordinary item in the 2001 Consolidated Statement of Operations.

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

         The provision for income tax during the year ended December 31, 2000 totaled $709 thousand as compared to $1.477 million in 1999. The combined effective income tax rate totaled 38.2% in 2000 and 36.8% in 1999. The combined effective income tax rates are higher than combined statutory rates because of nondeductible goodwill.

         Preferred dividends during the year ended December 31, 2000 totaled $274 thousand as compared to $611 thousand during 1999. The reduction from 1999 was due to the partial redemption of preferred stock in August 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001 the Company's principal sources of liquidity included cash and cash equivalents of $398 thousand and trade accounts receivable of $2.7 million. Cash provided by operations during the year ended December 31, 2001 totaled $1.2 million.

         The Company's principal sources of cash flow are from internally generated funds and borrowings under revolving credit facilities.

         Net cash flows provided by operating activities totaled $1.2 million in 2001 and 2000. Net cash flows used in investing activities totaled $118 thousand in 2001 as compared to $260 thousand in 2000. The reduction in cash flows used in investing activity was primarily the result of lower capital expenditures in 2001. The lower capital expenditures in 2001 was the result of expenditures made in 2000 related to a mezzanine expansion of the Lansing, Iowa packaging and distribution facility and such expenditures were not repeated in 2001.

         Net cash used in financing activities totaled $898 thousand in 2001 as compared to $1.170 million in 2000. Cash used for debt reduction totaled $625 thousand in 2001 as compared to $896 thousand in 2000. Cash used for preferred stock dividend payments totaled $273 thousand in 2001 and $274 thousand in 2000.

         Primarily as a result of losses incurred by its Westwater subsidiary during 2000 and 2001, the Company was in violation of a financial covenant in its revolving credit facility with Fleet Bank N.A. during 2001 and it was therefore necessary to renegotiate the financial covenant or refinance its debt.

         On January 24, 2002, the Company and the CIT Group/Financial Services, Inc. ("CIT") entered into a series of agreements (the "CIT Facilities") providing for maximum aggregate revolving credit of up to $7.5 million to the Company. The Company utilized the CIT Facilities to pay off all amounts outstanding under its previous credit agreement with Fleet Bank in the amount of $5.3 million on such date.

         The CIT Facilities are comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. The financing agreements with Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. ("Subsidiary Financing Agreements") provide for revolving credit advances to such facilities based on eligible accounts receivable and inventory and include a Letter of Credit agreement with a limit of $500,000.

         The financing agreement with Carlyle ("Carlyle Financing Agreement") provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500 thousand. The Term Loan amortizes $12 thousand per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. ("Chase") prime rate plus .5% with a minimum rate of 5%.

         In connection with the CIT Facilities, the Company and its subsidiaries have made guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, an officer/director/stockholder of the Company has provided certain side collateral against advances provided under the CIT Facilities. On December 13, 2001, the Company's Board of Directors authorized a grant of 100,000 stock options with an exercise price of $.23 per share. in consideration for the officer/director/stockholder's collateral support.

         The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that all obligations under the Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. Management of the Company believes that the likelihood of CIT accelerating the payment of the Facilities in 2002 is remote.

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum. Under the terms of the CIT Facilities, preferred stock redemption payments are currently not permitted. The Company expects to remain current with respect to quarterly preferred dividends which total approximately $273 thousand per year.

         There were no dividends in arrears at December 31, 2001 and 2000. The availability of resources to make dividend payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company. The Company believes that its available cash balances together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet operating and recurring cash needs for foreseeable periods.


                          NEW ACCOUNTING PRONOUCEMENTS

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The standard is effective beginning January 1, 2002. The Company has determined that the impact of initial adoption will not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate change market risk in connection with its credit facility with a financial institution. The interest rate with respect to this facility varies with the prime rate. Changes in this variable interest rate will have a positive or negative effect on the Company's interest expense.

         In addition, in December 1999 the Company acquired a business in the Netherlands. Therefore, the Company is exposed to currency fluctuation risk. As the exchange rate of the U.S. Dollar versus the Euro fluctuates, this may have an impact on the amount of time it will take the Company to recoup its investment made in connection with this acquisition. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables are included in the consolidated statements of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants..................................... 15

Consolidated Balance Sheets- December 31, 2001 and 2000...................... 16

Consolidated Statements of Operations -
         for the Years Ended December 31, 2001, 2000 and 1999................ 18

Consolidated Statements of Cash Flows -
         for the Years Ended December 31, 2001, 2000 and 1999................ 19

Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2001, 2000 and 1999................ 20

Notes to Consolidated Financial Statements
         for the Years Ended December 31, 2001, 2000 and 1999................ 21

Consolidated Financial Statements Schedule
         Schedule II - Valuation, Qualifying Accounts and Reserves........... 34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Carlyle Industries, Inc.



         We have audited the accompanying consolidated balance sheets of Carlyle Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carlyle Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP


New York, New York
March 13, 2002

                                 CARLYLE INDUSTRIES, INC.
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)

                                                      December 31, 2001   December 31, 2000
                                                      -----------------   -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                             $    398            $    197
    Accounts receivable trade (net of allowance
        of $935 and $636, respectively)                      2,685               3,090
    Inventories, net                                         4,615               5,313
    Deferred income taxes                                      604                 664
    Other current assets                                       284                 189
                                                          --------            --------
        Total current assets                                 8,586               9,453
                                                          --------            --------
Property, Plant and Equipment, at cost:
    Land                                                        60                  60
    Building and improvements                                2,276               2,235
    Machinery and equipment                                  1,515               1,581
                                                          --------            --------
                                                             3,851               3,876
Less: Accumulated Depreciation and Amortization             (1,595)             (1,372)
                                                          --------            --------
        Net property, plant and equipment                    2,256               2,504
                                                          --------            --------

Goodwill (net of accumulated amortization of $1,247
    and $1,090, respectively)                                2,543               2,700
Deferred income taxes                                        1,883               1,505
Other assets                                                 1,018                 940
                                                          --------            --------
        Total Assets                                      $ 16,286            $ 17,102
                                                          ========            ========


See Notes to Consolidated Financial Statements

                                 CARLYLE INDUSTRIES, INC.
                                     AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE DATA)

                                                      December 31, 2001   December 31, 2000
                                                      -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                      $    599            $  1,439
    Current maturities of long-term debt                     3,832                  --
    Income taxes payable                                        43                  15
    Other current liabilities                                1,113               1,210
                                                          --------            --------
                                                             5,587               2,664
                                                          --------            --------

Long-term Debt                                               1,868               6,325
Other Liabilities                                            8,378               7,009
                                                          --------            --------
        Total Liabilities                                   15,833              15,998
                                                          --------            --------

Redeemable Preferred Stock, par value $0.01 per share
    11,187,451 shares authorized:
    Shares issued and outstanding:
        Series A - None                                         --                  --
        Series B - 4,555,007 at December 31, 2001
                   and at December 31, 2000                  4,555               4,555
    Accumulated dividends on preferred stock                    13                  12
                                                          --------            --------
                                                             4,568               4,567
                                                          --------            --------
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share
    20,000,000 shares authorized:
    Shares issued and outstanding:
    13,934,858 at December 31, 2001
    and at December 31, 2000                                   139                 139
Paid in Capital                                             26,345              26,345
Retained Earnings                                          (29,237)            (29,864)
Accumulated Other Comprehensive Earnings                    (1,362)                (83)
                                                          --------            --------
Total Stockholders' Equity                                  (4,115)             (3,463)
                                                          --------            --------

Total Liabilities, Redeemable Preferred Stock
    and Stockholders' Equity                              $ 16,286            $ 17,102
                                                          ========            ========

See Notes to Consolidated Financial Statements

                               CARLYLE INDUSTRIES, INC.
                                   AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Years Ended December 31,
                                                          2001        2000       1999
                                                        --------    --------   --------

Net sales                                               $ 24,925    $ 27,076   $ 28,889
Cost of sales                                             15,456      15,998     15,887
                                                        --------    --------   --------
                                                           9,469      11,078     13,002
Selling, general and administrative expenses               7,242       8,478      8,234
                                                        --------    --------   --------
Income from continuing operations before interest,
   income taxes and extraordinary item                     2,227       2,600      4,768
Interest expense, net                                        565         746        753
                                                        --------    --------   --------
Income from continuing operations before income taxes
   and extraordinary item                                  1,662       1,854      4,015
Provision for income taxes                                   672         709      1,477
                                                        --------    --------   --------
Income from continuing operations before
   extraordinary item                                        990       1,145      2,538
Extraordinary loss on debt prepayment, net of
   tax benefit of $50                                        (90)         --         --
                                                        --------    --------   --------
Income from continuing operations                            900       1,145      2,538
Income on disposal of discontinued operations,
   net of income tax                                          --          --      1,544
                                                        --------    --------   --------
Net income before preferred stock activity                   900       1,145      4,082
Less dividends on preferred stock                            273         274        611
Gain on preferred stock redemption                            --          --      3,011
                                                        --------    --------   --------
Income applicable to common stock                       $    627    $    871   $  6,482
                                                        ========    ========   ========

Basic earnings per common share:
   Continuing operations                                $    .05    $    .06   $    .20
   Gain on preferred stock redemption                         --          --        .30
   Extraordinary loss on debt prepayment                    (.01)         --         --
   Discontinued operations                                    --          --        .16
                                                        --------    --------   --------
   Total                                                $    .04    $    .06   $    .66
                                                        ========    ========   ========

Diluted earnings per common share:
   Continuing operations                                $    .05    $    .06   $    .20
   Gain on preferred stock redemption                         --          --        .30
   Extraordinary loss on debt prepayment                    (.01)         --         --
   Discontinued operations                                    --          --        .16
                                                        --------    --------   --------
   Total                                                $    .04    $    .06   $    .66
                                                        ========    ========   ========

Dividend declared per common share                            --          --         --
                                                        ========    ========   ========
Weighted average common shares
   outstanding - basic and diluted (in thousands)         13,935      13,935      9,896
                                                        ========    ========   ========

See Notes to Consolidated Financial Statements.

                                  CARLYLE INDUSTRIES, INC.
                                      AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)

                                                                  Years Ended December 31,
                                                                 2001       2000       1999
                                                               -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations
       before extraordinary item                               $   990    $ 1,145    $ 2,538
Reconciliation of net income from continuing
operations to net cash  provided by operations:
   Depreciation and amortization                                   717        818        719
   Deferred tax provision                                          448        446        172
   Cash flow from discontinued operations                           --         --       (163)
   Changes in operating assets and liabilities, net of
   effect from acquired businesses:
     Accounts receivable                                           405      1,211        400
     Inventory                                                     698       (855)       357
     Income taxes payable                                           23       (390)        70
     Accounts payable                                             (840)       204        (61)
     Other current liabilities                                     (42)      (619)       662
     Other operating assets and liabilities                     (1,179)      (758)    (1,347)
                                                               -------    -------    -------
         Net cash provided by operating activities               1,220      1,202      3,347
                                                               -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations                       --         --      1,544
Investment in net assets of acquired businesses                     --         --       (834)
Capital expenditures                                               (24)      (207)      (220)
Investment in other assets                                         (94)       (53)       (85)
                                                               -------    -------    -------
         Net cash (used in) provided by investing activities      (118)      (260)       405
                                                               -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility and
   capitalized lease obligations                                 4,350      4,850      4,975
Repayment of long-term debt and capital lease obligations       (4,975)    (5,746)    (8,239)
Preferred stock payments                                          (273)      (274)      (110)
                                                               -------    -------    -------
         Net cash used in financing activities                    (898)    (1,170)    (3,374)
                                                               -------    -------    -------

Effect of exchange rate changes on cash balances                    (3)        (8)        --
                                                               -------    -------    -------
Increase (decrease) in cash and cash equivalents                   201       (236)       378
Cash and cash equivalents beginning of year                        197        433         55
                                                               -------    -------    -------
Cash and cash equivalents end of year                          $   398    $   197    $   433
                                                               =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $   582    $   733    $   729
                                                               =======    =======    =======
   Income taxes                                                $   506    $   906    $ 2,089
                                                               =======    =======    =======

See Notes to Consolidated Financial Statements

                                              CARLYLE INDUSTRIES, INC.
                                                  AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (DOLLARS IN THOUSANDS)


                                                                                  Accumulated
                                                                                     Other
                                                 Compre-                            Compre-         Common Stock
                                                 hensive     Retained     Paid in   hensive         ------------
                                       Total     Earnings    Earnings     Capital   Earnings     Amount      Shares
                                     --------    --------    --------    --------   --------    --------   ----------

DECEMBER 31, 1998                    $(17,285)               $(37,217)   $ 19,858         --    $     74    7,382,782
                                     ========                ========    ========               ========   ==========

Net income before preferred
   stock activity                       4,082    $  4,082       4,082
Preferred stock dividend accrued         (611)       (611)       (611)
Gain on preferred stock redemption      3,011       3,011       3,011
Common stock issued                     6,552                               6,487         --          65    6,552,076
                                                 --------
Total Comprehensive income                       $  6,482
                                                 ========
                                     --------                --------    --------   --------    --------   ----------
DECEMBER 31, 1999                    $ (4,251)               $(30,735)   $ 26,345         --    $    139   13,934,858
                                     ========                ========    ========               ========   ==========

Net income before preferred
   stock activity                       1,145    $  1,145       1,145
Preferred stock dividend accrued         (274)       (274)       (274)
Foreign translation adjustment            (83)        (83)                     --        (83)         --           --
                                                 --------
Total Comprehensive income                       $    788
                                                 ========
                                     --------                --------    --------   --------    --------   ----------
DECEMBER 31, 2000                    $ (3,463)                (29,864)   $ 26,345   $    (83)   $    139   13,934,858
                                     ========                 =======    ========   ========    ========   ==========

Net income before preferred
   stock activity                    $    900    $    900         900
Preferred stock dividends accrued        (273)       (273)       (273)
Foreign translation adjustment            (29)        (29)                     --        (29)         --           --
Pension adjustment                     (1,250)     (1,250)                            (1,250)
                                                 --------
Total comprehensive loss                         $   (652)
                                                 ========
                                     --------                --------    --------   --------    --------   ----------
DECEMBER 31, 2001                    $ (4,115)               $(29,237)   $ 26,345   $ (1,362)   $    139   13,934,858
                                     ========                ========    ========   ========    ========   ==========

See Notes to Consolidated Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operation: Carlyle Industries, Inc. and its subsidiaries (the "Company"), manufacture, package and distribute buttons, embellishments, gift and craft products. Substantially all of the Company's operations and assets are currently in the United States; however, the Company has begun to service the European market from a location in the Netherlands. The Company was organized under the laws of the State of Delaware in 1947.

         Consolidation: The accompanying consolidated financial statements include the accounts of the Company including all subsidiaries after elimination of intercompany items and transactions.

         Reclassifications: In order to conform to the 2001 presentation, certain reclassifications were made to the prior years' financial statements.

         Revenue Recognition: Revenue is recognized upon shipment of merchandise.

         Sales Returns: The Company estimates an allowance for sales returns based on historical sales and sales returns and records a related allowance.

         Allowance for Doubtful Accounts: The Company maintains a reserve for doubtful accounts which includes 100% of all invoices that management deems doubtful of collection.

         Property, Plant and Equipment: Property, Plant and Equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed principally by the straight-line method for each class of depreciable and amortizable assets based on their estimated useful lives. Buildings and improvements, machinery and equipment, and furniture, fixtures and leasehold improvements are generally depreciated over periods of 20-35, 5-25 and 5-10 years, respectively.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The standard is effective beginning January 1, 2002. The Company has determined that the impact of initial adoption will not have a material impact on the Company's financial position or result of operations.

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


2.       ACQUISITIONS:

         On December 29, 1999, the Company's wholly-owned subsidiary Button Fashion B.V. ("Button Fashion") acquired the operating assets of Button Fashion Holland B.V. for approximately $834 thousand in cash including transaction costs. An additional $162 thousand may be payable over four years contingent on the realizability of certain inventory assets acquired. No goodwill was recorded with respect to this transaction. Button Fashion manufactures and distributes buttons for sale principally in the European market.

         On December 16, 1998, the Company acquired certain assets and the business of Streamline Industries, Inc. ("Streamline") for approximately $1.6 million in cash. No goodwill was recorded with respect to this transaction. Streamline packages and distributes a line of carded buttons and embellishments for sale to retail and specialty chain stores.

         All acquisitions have been recorded using the purchase method of accounting. The Company's historical results of operations include Button Fashion and Streamline from their respective acquisition dates.

3.       DISCONTINUED OPERATIONS:

         On March 26, 1997, the Company sold the assets and specified liabilities of the Company's Thread division to an affiliate of Hicking Pentecost PLC ("HP"). The aggregate cash consideration was $54.9 million, of which $3.0 million was placed in escrow subject to certain post-closing adjustments, plus the assumption of approximately $6.8 million of long term liabilities. On October 22, 1999, the Company reached final agreement with HP regarding all outstanding issues related to the sale transaction and $2.4 million of escrow proceeds were received from the escrow agent. This receipt was reported as income from discontinued operations totaling $1.5 million, after tax, during the year ended December 31, 1999.


4.       INVENTORIES:

         The components of inventories as of December 31, net of reserves are as follows (dollars in thousands):

                                                   2001           2000
                                                  ------         ------
         Raw materials                            $1,686         $2,115
         Work in progress                             20             21
         Finished goods                            2,909          3,177
                                                  ------         ------
                                                  $4,615         $5,313
                                                  ======         ======

         At December 31, 2001 and 2000 inventories were valued on a weighted-average cost method basis. Inventories are stated at lower of cost or market. Cost elements included in inventory are material, labor and overhead, primarily using standard cost, which approximates actual cost.


5.       OTHER CURRENT LIABILITIES AND OTHER LIABILITIES:

         Other liabilities as of December 31 consist of the following (dollars in thousands):

         Current                                                  2001     2000
         -------                                                 ------   ------
         Salaries, wages, bonuses and other compensation ......  $  519   $  425
         Other ................................................     594      785
                                                                 ------   ------
                                                                 $1,113   $1,210
                                                                 ======   ======


         Long Term                                     2001       2000
         ---------                                    ------     ------
         Pension liabilities ....................     $3,271      1,394
         Environmental accruals .................      1,442      1,660
         Other post-retirement benefits .........      2,717      2,947
         Other liabilities ......................        948      1,008
                                                      ------     ------
                                                      $8,378     $7,009
                                                      ======     ======

6.       LONG-TERM DEBT:

         On June 23, 1998, the Company entered into a $9 million revolving credit agreement (the "Credit Agreement") with Fleet Bank, N.A. ("Fleet"). The Credit Agreement had an original term of five years. Advances bear interest equal to, at the Company's option, (1) the rate at which deposits in U.S. dollars are offered by the principal office of Fleet in London, England, to prime banks in the London interbank market (LIBOR) plus 1.5% or (2) Fleet's prime rate. A performance price grid provides that interest rates will step down upon the Company's achievement of specified ratios of funded debt to earnings before interest, income taxes, depreciation and amortization. The weighted average interest on outstanding debt under the Company's credit facility was 6.54% during the year ended December 31, 2001 and 7.61% during the year ended December 31, 2000. The weighted average outstanding debt under the facility during the year ended December 31, 2001 was $6.9 million and in 2000 was $8.6 million.

         The Company's revolving credit facility with Fleet Bank, N.A. contained certain financial covenants with which the failure to comply lead to an event of default. Primarily as a result of losses incurred by its Westwater subsidiary during 2000 and 2001, the Company was in violation of a financial covenant in its revolving credit facility with Fleet Bank N.A. during 2001 and it was therefore necessary to renegotiate the financial covenant or refinance its debt.

         On January 24, 2002, the Company and the CIT Group/Financial Services, Inc. ("CIT") entered into a series of agreements (the "CIT Facilities") providing for maximum aggregate revolving credit of up to $7.5 million to the Company. The Company utilized the CIT Facilities to pay off all amounts outstanding under its previous credit agreement with Fleet Bank in the amount of $5.3 million on such date.

         The CIT Facilities are comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. The financing agreements with Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. ("Subsidiary Financing Agreements") provide for revolving credit advances to such facilities based on eligible accounts receivable and inventory and include a Letter of Credit agreement with a limit of $500,000.

         The financing agreement with Carlyle ("Carlyle Financing Agreement") provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500 thousand. The Term Loan amortizes $12 thousand per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. ("Chase") prime rate plus .5% with a minimum rate of 5%.

         In connection with the CIT Facilities, the Company and its subsidiaries have made guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, an officer/director/stockholder of the Company has provided certain side collateral against advances provided under the CIT Facilities. On December 13, 2001, the Company's Board of Directors authorized a grant of 100,000 stock options with an exercise price of $.23 per share. in consideration for the officer/director/stockholder's collateral support.

         The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that all obligations under the Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. Management of the Company believes that the likelihood of CIT accelerating the payment of the Facilities in 2002 is remote.

         The weighted average interest rate on outstanding debt under the Company's credit facility was 6.54% during the year ended December 31, 2001 and 7.61% during the year ended December 31, 2000. The weighted average outstanding debt under the facility during the year ended December 31, 2001 was $6.9 million and was $8.6 million during the year ended December 31, 2000. In connection with the refinancing of the Fleet Credit Agreement, the Company wrote-off $90 thousand, net of income tax benefit, of un-amortized deferred financing costs in the fourth quarter of 2001 and such amount is presented as an extraordinary item in the 2001 Consolidated Statement of Operations.


7.       LEASE PAYMENTS:

         The following is a schedule of future minimum lease payments under capital and non-cancelable operating leases at December 31, 2001 (dollars in thousands):

                  2002                                    $  204
                  2003                                       204
                  2004                                       204
                  2005                                       188
                  2006                                       125
                                                          ------
                                                          $  925
                  Amount representing interest                --
                                                          ------

                  Present value of minimum lease
                  payments                                $  925
                                                          ======

         Rental expense for premises and machinery and equipment leased by the Company under operating leases was as follows (dollars in thousands):

                                               Years Ended December 31,
                                          2001           2000           1999
                                         ------         ------         ------
         Premises                        $  333         $  304         $  259
         Machinery                            8         $   15         $   20


8.       FINANCIAL INSTRUMENTS:

         The Company's financial instruments are comprised of cash, cash equivalents, accounts receivable, revolving debt and Series B Preferred Stock at December 31, 2001 and 2000. The carrying amounts of cash, cash equivalents, accounts receivable and revolving debt approximate fair values due to the short-term maturity of cash, cash equivalents and accounts receivable and revolving debt. It was not practicable to obtain an estimate of the fair value of the Company's Series B Preferred Stock.

9.       CUSTOMER CONCENTRATION:

         During the years ended December 31, 2001, 2000 and 1999, the Company conducted business with four customers whose aggregate sales volume represented approximately 74%, 71% and 78% of the Company's net revenues, respectively. These customers also represented approximately 82%, and 78%, respectively, of the total outstanding accounts receivable as of December 31, 2001 and 2000. A reduction in sales to any of these customers could adversely impact the financial condition and results of operations of the Company.


10.      PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

         The Company sponsors a defined benefit plan, which requires no contribution from the employees. The plan was frozen as of December 31, 1994, and no new employees have been eligible to join this plan after that date. Prior to December 31, 1994, the Plan covered substantially all employees. The employees covered under this plan do not receive any additional accruals for service rendered after December 31, 1994. Plan assets consist principally of common stocks and U.S. Government and corporate obligations.

         The benefits under this plan are determined based on formulas, which reflect the employees' years of service and compensation during their employment period. The projected unit credit method is used to determine pension cost. Funding requirements for the plan are based on the unit credit method. The Company's policy is to fund pension cost as required by ERISA.

         The Company provides certain health and life insurance benefits for eligible retirees and their dependents. The Company accounts for post retirement benefits in accordance with SFAS Number 106 (Employers' Accounting for Post-retirement Benefits Other Than Pensions), whereby the cost of post-retirement benefits are accrued during employees' working careers. The plan is not funded. The Company's policy is to pay the cost of benefits as incurred. Certain benefits are available to full-time employees who were over age 30, as of January 1, 1992, provided such employees work for the Company for 25 years and reach certain ages, but not less than age 55. Employees hired after January 1, 1993 are not eligible to receive benefits under this plan.

         The prepaid benefit balances of $555 thousand and $405 thousand at December 31, 2001 and 2000, respectively, are included in other assets on the Company's consolidated balance sheets. A minimum pension liability in the amount of $2.0 million has been recorded on the December 31, 2001 balance sheet in connection with this plan and a corresponding charge to stockholders' equity net of a deferred tax benefit of $702 thousand has also been recorded. These adjustments were recognized and charged to "Accumulated Other Comprehensive Earnings". The minimum pension liability was calculated in accordance with SFAS Number 87 ("Employer's Accounting for Pensions"), as of December 31, 2001 based on the plan's portfolio investments as of such date which totaled $19.2 million, and the actuarially determined accumulated benefit obligation. The plan's portfolio was adversely affected in 2001, particularly during the third and fourth quarters by the decline in the stock market. At March 15, 2002, the plan's portfolio investments totaled $19.6 million.

                                                             Pension Benefits            Other Benefits
                                                                Years Ended               Years Ended
                                                                December 31,              December 31,
                                                             2001         2000         2001         2000
                                                           --------     --------     --------     --------
         DOLLARS IN THOUSANDS:
         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year           $ 20,278     $ 19,350     $  2,090     $  2,730
         Service cost                                            --           --           --            1
         Interest costs                                       1,455        1,470          141          157
         Actuarial (gain) loss                                  691        1,242          (39)        (567)
         Benefits paid                                       (1,790)      (1,784)        (267)        (231)
                                                           --------     --------     --------     --------
         Benefit obligation at end of year                 $ 20,634     $ 20,278     $  1,925     $  2,090
                                                           ========     ========     ========     ========

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of year    $ 21,509     $ 21,070     $     --     $     --
         Actual return on plan assets                          (483)       2,223           --           --
         Employer contribution                                   --           --           --           --
         Benefits paid                                       (1,790)      (1,784)          --           --
                                                           --------     --------     --------     --------
         Fair value of plan assets at end of year          $ 19,236     $ 21,509     $     --     $     --
                                                           ========     ========     ========     ========

         Funded status                                     $ (1,397)    $  1,231     $ (1,925)    $ (2,090)
         Unrecognized net actuarial loss (gain)               1,952         (826)        (661)        (712)
         Unrecognized prior service cost                         --           --         (131)        (145)
                                                           --------     --------     --------     --------
         Accrued benefit (cost) prepaid                    $    555     $    405     $ (2,717)    $ (2,947)
                                                           ========     ========     ========     ========

         Weighted average assumptions as of December 31:
         Discount rate                                         7.25%         7.5%        7.25%         7.5%
         Expected return on plan assets                         8.5%         8.5%         N/A          N/A
         Rate of compensation increase                          N/A          N/A          N/A          N/A

         COMPONENTS OF NET PERIODIC BENEFIT COST
         Service                                           $     --     $     --     $     --     $      1
         Interest cost                                        1,455        1,470          141          157
         Expected return on plan assets                         483       (2,223)          --           --
         Amortization of prior service cost                  (2,236)         453          (15)         (15)
         Recognized net actuarial loss (gain)                   148           --          (90)         (75)
                                                           --------     --------     --------     --------
         Net periodic benefit cost                         $   (150)    $   (300)    $     36     $     68
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


11.      PENSION BENEFIT GUARANTY CORPORATION:

         In January 1997, the Pension Benefit Guaranty Corporation ("PBGC") notified the Company that it was considering whether the sale of the Thread division to HP would create an obligation under ERISA to immediately fund, in whole or in part, the Company's unfunded liability to its defined benefit plan. In February 1997, at the request of the PBGC, the Company agreed to provide the PBGC with at least 30 days advance notice of any proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders of any class of equity which is projected to occur at any time prior to March 31, 2002. In consideration of such agreement, the PBGC agreed not to take action solely with respect to the proposed sale transaction. In December 1997, the Company notified the PBGC that it intended to redeem $10 million of Preferred Stock as soon after year end as was practicable, plus additional amounts quarterly thereafter, but only to the extent of legally available funds as determined by the Board of Directors and if appropriate bank financing had been satisfactorily obtained. Following such notice, the PBGC indicated that it would not take any action with respect to such payments.

         If the PBGC had taken the position that the Company should fund, in whole or in part, the unfunded liability to the defined benefit plan, after receiving notice of a proposed dividend, stock redemption, stockholder buyback or other distribution to shareholders, and if such position were upheld, the ability of the Company to take any such proposed action could be adversely affected. Were the plan to be terminated or were the PBGC to require that the plan be funded according to different standards, the Company could have a resulting obligation to transfer cash to the plan. Based on an actuarial estimate, the obligation to transfer cash in the event of a termination would be $7.2 million as of December 31, 2001. Any actual amounts transferred in the event of a plan termination would depend on PBGC action and market conditions at the time of transfer and could differ significantly from this estimate. For information with respect to the Company's liability to its defined benefit plan, see Note 10.


12.      REDEEMABLE PREFERRED STOCK

         Each share of Series B Preferred Stock is entitled to one vote per share. As of December 31, 2001 there were 11,187,451 shares of Preferred Stock authorized and 4,555,007 shares of Series B Preferred Stock issued and outstanding. The Series B Preferred Stock is entitled to a preference on liquidation equal to $1 per share plus accrued and unpaid dividends at the rate of 6% per annum per share. There remain 499,995 shares of authorized but un-issued shares of blank check Preferred Stock.

         Twenty percent of the shares of Series B Preferred Stock were scheduled to be redeemed by the Company, from funds legally available therefore, on March 15th of each year commencing in 1995 and ending in 1999. Such shares may also be redeemed at any time at the Company's option. On June 23, 1998, the Company paid $12.5 million to holders of its Series B Preferred Stock of record as of June 22, 1998. $10.1 million of this amount represented the original redemption amount and $2.4 million reflected the increase in the redemption amount resulting from accumulated and unpaid dividends.

         On July 30, 1999, the Company announced that its Board had adopted a voluntary Plan of Recapitalization (the "Plan") to provide for the issuance of shares of Common Stock in exchange for accrued and unpaid Preferred Stock dividends and the exchange of additional shares of Common Stock for Preferred Stock. Pursuant to the Plan the Board authorized the issuance of 2,757,363 shares of Common Stock in exchange for $3.4 million accrued dividends through August 13, 1999, on its Series B Preferred Stock. The dividend exchange offer valued the Common Stock at $1.25 per share. The offer was made to holders of record as of July 16, 1999. At that date there were twelve holders of Preferred Stock holding a total of 10,687,456 shares.

         Pursuant to the Plan, the Company's Board also approved an offer to the holders of its Preferred Stock to exchange their shares of Preferred Stock for shares of Common Stock at the rate .620911 of a share of Common Stock for each share of Preferred Stock. In connection with this exchange offer 6,132,449 shares of Preferred Stock were exchanged for 3,807,704 shares of Common Stock.

         On August 13, 1999, the Company paid $3.4 million of accrued preferred dividends and made a Preferred Stock redemption payment of $6.1 million all by issuance of Common Stock.

         As of December 31, 2001, the Preferred Stock payments in arrears aggregated $4.6 million.

Under the terms of the CIT Facilities, the Company is not permitted to redeem Preferred Stock and dividend payments are limited to $300 thousand per year.

         Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December
15. Additional dividends accrue on all scheduled but unpaid dividends at a rate of 6% per annum.

         There were no dividends in arrears at December 31, 2001 and 2000. In addition, the availability of resources to make dividend payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company.

13.      STOCKHOLDERS' EQUITY:

         COMMON STOCK

         Each share of Common Stock is entitled to one vote per share. As of December 31, 2001 there were 20,000,000 shares of Common Stock authorized and 13,934,858 shares issued and outstanding.

14.      INCOME TAXES:

         Income from continuing operations before income taxes for the years ended December 31 consisted of the following components (dollars in thousands):

                                      2001          2000          1999
                                    -------       -------       -------
         United States              $ 1,950       $ 2,048       $ 4,015
         Other                         (288)         (194)           --
                                    -------       -------       -------
                                    $ 1,662       $ 1,854       $ 4,015
                                    =======       =======       =======

         The components of the income tax provision or benefit are (dollars in thousands):

CONTINUING OPERATIONS
---------------------
                                           Years Ended December 31,
                                        2001         2000         1999
                                      -------      -------      -------
         Current provision            $   311      $   331      $ 1,305
         Foreign benefit                  (87)         (68)          --
         Deferred provision               448          446          172
                                      -------      -------      -------
                                      $   672      $   709      $ 1,477
                                      =======      =======      =======

DISCONTINUED OPERATIONS
-----------------------
                                           Years Ended December 31,
                                        2001         2000         1999
                                      -------      -------      -------
         Current provision            $    --      $    --      $   869
         Deferred provision                --           --           --
                                      -------      -------      -------
                                      $    --      $    --      $   869
                                      =======      =======      =======

         The Company's tax provision differed from that which would have been provided at a 34% rate as follows (dollars in thousands):

CONTINUING OPERATIONS
---------------------
                                                 Years Ended December 31,
                                                 2001      2000      1999
                                               -------   -------   -------

         Federal provision at 34%              $   565   $   630   $ 1,321
         State and local provision, net             41        46       123
         Amortization of goodwill                   48        33        33
         Foreign rate differential                  12        --        --
         Other                                       6        --        --
                                               -------   -------   -------
                                               $   672   $   709   $ 1,477
                                               =======   =======   =======

DISCONTINUED OPERATIONS
-----------------------
                                                 Years Ended December 31,
                                                 2001      2000      1999
                                               -------   -------   -------
         Federal provision at 34%              $    --   $    --   $   797
         State and local provision, net             --        --        72
                                               -------   -------   -------
                                               $    --   $    --   $   869
                                               =======   =======   =======

         At December 31, 2001 and 2000, the components of the net deferred tax asset are (dollars in thousands):
                                                       2001       2000
                                                     -------    -------
         Book value of fixed assets over tax basis   $  (536)   $  (536)
         Pension liabilities                           1,212        546
         Other post-retirement benefit liability       1,005      1,090
         Environmental accruals                          691        771
         Operating and capital loss carryforwards        402        402
         Other, net                                     (287)      (104)
                                                     -------    -------
                                                     $ 2,487    $ 2,169
                                                     =======    =======

         Based on the Company's business plan for the future, management is of the opinion that it is more likely than not that the deferred tax asset at December 31, 2001 will be realized.

15.      INCENTIVE PROGRAM:

         As of December 6, 1994, the Company's stockholders adopted the 1994 Incentive Program (the "Program"). Grants under the Program may consist of incentive stock options, non-qualified stock options, stock appreciation rights in tandem with stock options or freestanding, restricted stock grants, or restored options. In connection with the Program, 500,000 shares of Common Stock were available for grants at the start of the Program. In addition, on April 22, 1997, the stockholders voted to amend the Program by increasing the number of shares available for grant by 500,000.

         SFAS No. 123 (Accounting for Stock-Based Compensation) modifies the accounting and reporting standards for the Company's stock-based compensation plans. SFAS 123 provides that stock-based awards be measured at their fair value at the grant date in accordance with a valuation model. This measurement may either be recorded in the Company's basic financial statements or the pro forma effect on earnings may be disclosed in its financial statements. The Company has elected to provide the pro forma disclosures. The Company's reported and pro forma net income and earnings per share are as follows (dollars in thousands, except per share amounts):
                                                 2001        2000        1999
                                               -------     -------     -------
Income applicable to common stock
    As Reported                                $   627     $   871     $ 6,482
    Pro Forma                                  $   608     $   843     $ 6,327
Basic EPS:
    As Reported                                $   .04     $   .06     $   .66
    Pro Forma                                  $   .04     $   .06     $   .65
Diluted EPS:
    As Reported                                $   .04     $   .06     $   .66
    Pro Forma                                  $   .04     $   .06     $   .65

         The Company has granted options on 814,000 shares through December 31, 2001. Under the Program the option exercise price equals the stock's market price on date of grant. Program options vest over a three to four-year period and expire after ten years.

         A summary of the status of the Program's outstanding grants and weighted average exercise prices at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the table and narrative below (shares in thousands):

                                            2001                      2000                      1999
                                    --------------------      --------------------      --------------------
                                     Shares       Price        Shares       Price        Shares       Price
                                    -------      -------      -------      -------      -------      -------
Beginning of year                       929      $  1.51          987      $  1.47          773      $  4.40
Granted                                  --           --           --           --          585          .50
Exercised                                --           --           --           --           --           --
Forfeited                              (115)        1.15          (58)         .83         (371)        4.07
Expired                                  --           --           --           --           --           --
                                    -------      -------      -------      -------      -------      -------
End of year                             814      $  1.56          929      $  1.51          987      $  1.47
                                    =======      =======      =======      =======      =======      =======

Shares exercisable at year-end          683                       502                       382
                                    =======                   =======                   =======
Weighted average exercise
  price of exercisable options      $  1.76                   $  2.19                   $  2.73
                                    =======                   =======                   =======

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 5.25, 5.5 and 6.25 percent, expected dividend yields of zero percent; expected lives of 1, 3 and 4 years; expected volatility of 77, 67 and 92 percent.

16.      EARNINGS PER COMMON SHARE:

         Options to purchase shares of Common Stock of the Company had no effect on earnings per share because the exercise price of such options exceeded the market price of the Common Stock in each of the years ended December 31, 2001, 2000 and 1999. Basic and diluted earnings per common share have been presented as earnings from continuing operations and earnings from discontinued operations. Basic and diluted earnings per share from continuing operations have been calculated as net income from continuing operations after preferred dividend requirements of $273,000, $274,000, and $611,000 for 2001, 2000 and
1999 respectively, divided by weighted-average common shares outstanding during the period. Basic and diluted earnings per common share from discontinued operations have been calculated as income (loss) from discontinued operations plus net loss on disposition of discontinued operations divided by the weighted-average number of common shares outstanding.

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

         The reserve the Company has established for environmental liabilities, in the amount of $1.4 million, represents the Company's best current estimate of the costs of addressing all identified environmental problems.


18. UNAUDITED QUARTERLY RESULTS OF OPERATIONS: (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                             December 31,   September 30,   June 30,   March 31,
QUARTER ENDED                                    2001           2001          2001        2001
                                                ------         ------        ------      ------
Net sales                                      $ 6,253        $ 5,958       $ 6,019     $ 6,695
Cost of sales                                    3,740          3,997         3,693       4,026
                                               -------        -------       -------     -------
Gross profit                                     2,513        $ 1,961       $ 2,326     $ 2,669
                                               =======        =======       =======     =======

Income applicable to common stock              $   179        $   183       $   115     $   150
                                               =======        =======       =======     =======

Basic and diluted income per common share:
Continuing operations                          $   .01        $   .01       $   .01     $   .01
                                               =======        =======       =======     =======



                                             December 31,   September 30,   June 30,   March 31,
QUARTER ENDED                                    2000           2000          2000        2000
                                                ------         ------        ------      ------
Net sales                                      $ 5,688        $ 8,206       $ 6,934     $ 6,248
Cost of sales                                    3,392          5,156         4,140       3,310
                                               -------        -------       -------     -------
Gross profit                                   $ 2,296        $ 3,050       $ 2,794     $ 2,938
                                               =======        =======       =======     =======

Income applicable to common stock              $    62        $   384       $   211     $   214
                                               =======        =======       =======     =======

Basic and diluted income per common share:

Continuing operations                          $    --        $   .03       $   .02     $   .02
                                               =======        =======       =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 will be set forth under the heading "Election of Directors" in the Company's 2002 Proxy Statement which will be incorporated herein by this reference and "Executive Officers" of Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 will be set forth under the heading "Executive Compensation" in the 2002 Proxy Statement, which will be incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 will be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which will be incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 will be set forth under the heading "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which will be incorporated herein by this reference.

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

                  2.       Financial Statement Schedules.

                                    SCHEDULE II - Valuation and Qualifying
                                    Accounts and Reserves


                                                                     SCHEDULE II
                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A                      Column B                Column C                Column D          Column E
------------------------------------------------------------------------------------------------------------------------

                                                               Additions
------------------------------------------------------------------------------------------------------------------------
         Description                   Balance at          (1)             (2)         Deductions      Balance at End
                                       Beginning       Charged to      Charged to                      of Period
                                       of Period       Costs and       Other
                                                       Expenses        Accounts

------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2001
Allowance deducted from assets to
which they apply:
Allowance for doubtful accounts        $      240      $       81      $       --      $      (90)       $      231
                                       ==========      ==========      ==========      ==========        ==========

YEAR ENDED DECEMBER 31, 2000
Allowance deducted from assets to
which they apply:
Allowance for doubtful accounts        $      187      $       77      $       68      $      (92)       $      240
                                       ==========      ==========      ==========      ==========        ==========


YEAR ENDED DECEMBER 31, 1999
Allowance deducted from assets to
which they apply:
Allowance for doubtful accounts        $      538      $       48      $      150      $     (549)       $      187
                                       ==========      ==========      ==========      ==========        ==========

All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.


                                  EXHIBIT LIST

               3. Exhibits Filed Under Item 601 of Regulation S-K.
                  ------------------------------------------------

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

3.1 Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form 10/A (Amendment No. 4), as filed with the Commission on March 3, 1994.

3.2 Amendment to Restated Certificate of Incorporation of Company filed on December 13, 1994, as amended, incorporated by reference to exhibit 7(c)(4) to the Company's Current Report on Form 8-K filed with the Commission on December 15, 1994.

3.3               By-laws of the Company incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form 10/A (Amendment No. 3), as filed with the Commission on February 18, 1994.

10.1+ Belding Heminway Company, Inc. 1994 Incentive Program, effective as of December 6, 1994, as amended, incorporated by reference to exhibit 7(c)(2) to the Company's Current Report on Form 8-K filed with the Commission on December 15, 1994.

10.2 Stock Purchase Agreement, dated July 12, 1996, between the Company and Lewis Textiles Corporation incorporated by reference to Exhibit (a) (1) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, as filed with the Commission on August 12, 1996.

10.3+             Employment Agreement dated as of March 24, 1998 between Edward
                  F. Cooke and the Company, incorporated by reference to Exhibit
                  10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 26, 1998.

10.4+ Employment Agreement dated February 22, 1999 and made effective as of January 1, 1999 between Robert A. Levinson and the Company, incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999.

10.5 Financing Agreement dated January 24, 2002, among Carlyle Industries, Inc., and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.6 Accounts Receivable Financing Agreement dated January 24, 2002, among Blumenthal/Lansing Company, and The CIT Group/Commercial Services, Inc., incorporated by reference to

                  Exhibit 99.2 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.7 Accounts Receivable Financing Agreement dated January 24, 2002, among Westwater Industries, Inc., and The CIT Group/Commercial Services, Inc., incorporated by reference to
                  Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.8              Guaranty dated January 24, 2002, executed by
                  Blumenthal/Lansing Company in favor of The CIT
                  Group/Commercial Services, Inc., incorporated by reference to
                  Exhibit 99.4 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.9 Guaranty dated January 24, 2002, executed by Carlyle Industries, Inc. in favor of The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002, Commission File No. 1-3462.

10.11 Guaranty dated January 24, 2002, executed by Westwater Industries, Inc. in favor of The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.12 Guaranty dated January 24, 2002, executed by Button Fashion BV in favor of The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.13 Guaranty dated January 24, 2002 executed by Robert Levinson in favor of The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.14 Inventory Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.9 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.15 Inventory Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.16 Inventory Security Agreement dated January 24, 2002, among Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.11 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.17 Equipment Security Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.12 to the Company's current report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.18 Equipment Security Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.13 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.19 Equipment Security Agreement dated January 24, 2002, among Carlyle Industries, Inc. and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.14 to the Company's current report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.20 Letter of Credit Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.15 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.21 Letter of Credit Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.16 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.22 Patent and Trademark Agreement dated January 24, 2002, among Blumenthal/Lansing Company and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.17 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

10.23 Patent and Trademark Agreement dated January 24, 2002, among Westwater Industries, Inc. and The CIT Group/Commercial Services, Inc., incorporated by reference to Exhibit 99.18 to the Company's Current Report on Form 8-K/A dated January 24, 2002, as filed with the Commission on March 14, 2002.

21                Subsidiaries of Carlyle Industries, Inc.

99.1              Letter to Commission Pursuant to Temporary Note 3T

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

Date: March 26, 2002
      ------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registration in the capacities and on the dates indicated.

Signature                                      Title                 Date
---------                                      -----                 ----

/s/ ROBERT A. LEVINSON              Chairman, President              March 26, 2002
------------------------------      and Chief Executive Officer
Robert A. Levinson


/s/ RALPH LANGER                    Vice Chairman                    March 26, 2002
------------------------------
Ralph Langer


/s/ JOSEPH S. DIMARTINO             Director                         March 26, 2002
------------------------------
Joseph S. DiMartino


/s/ EDWARD F. COOKE                 Vice President,                  March 26, 2002
------------------------------      Chief Financial Officer,
Edward F. Cooke                     Director


/s/ GIANDOMENICO PICCO              Director                         March 26, 2002
------------------------------
Giandomenico Picco

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

21                Subsidiaries of Carlyle Industries, Inc.

99.1              Letter to Commission Pursuant to Temporary Note 3T