Form 10-K/A
period 2001-12-31
CARLYLE INDUSTRIES INC
filed 2002-04-30
CIK 11027

                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                           AMENDMENT NO. 1 TO FORM 10K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

1 Palmer Terrace, Carlstadt, New Jersey 07072
  (Address of principal executive offices)

                  Registrant's telephone number: (201) 935-6220

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of March 13, 2002, 13,934,858 shares of registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of registrant was approximately $1,889,446. This figure was calculated on the basis of the closing price of a share of Common Stock of registrant on the Electronic Bulletin Board on March 13, 2002. As used herein, non-affiliates means all stockholders of Registrant other than executive officers, directors and 5% shareholders.

EXPLANATORY NOTE: This Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-3462), initially filed with the Securities and Exchange Commission on April 1, 2002, is filed to include the information required by Part III of Form 10-K.




                            CARLYLE INDUSTRIES, INC.
                INDEX TO ANNUAL REPORT ON FORM 10-K/A FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2001

                               ITEMS IN FORM 10-K

                                                                                      Page
                                                                                      ----


PART III.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................ 1

Item 11.    EXECUTIVE COMPENSATION.................................................... 2

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............ 6

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................ 7

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of March 28, 2002 regarding the directors and officers of the Company. The term of all directors expires at the Company's next annual meeting of stockholders, which will be held on a date to be scheduled.

NAME                   AGE    TITLE
----                   ---    -----

Robert A. Levinson     76     Chairman of the Board of Directors, President and
                              Chief Executive Officer

Joseph S. DiMartino    58     Director

Ralph Langer           67     Director

Giandomenico Picco     53     Director

Edward F. Cooke        48     Chief Financial Officer, Vice President, Secretary
                              and Director

     Mr. Levinson has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1998. Since June 1989, he has served as chairman of the board of directors of Levcor International, Inc., a public company engaged in textile converting.

     Mr. DiMartino has been a director of the Company since May 1995. Mr. DiMartino was a director of The Noel Group Inc. ("Noel") and served as a director and chairman of the board of Noel from March 1995 until its dissolution in September 1999. Since January 1995, Mr. DiMartino has been a director, a trustee or the managing general partner of various funds in the Dreyfus Family of Funds. He also currently serves on the board of directors of Century Business Services, Inc.

     Mr. Picco has been a director of the Company since May 2000. Since 1994, Mr. Pico has served as chief executive officer of GDA Associates, Inc., a consulting company to industrial corporations. Mr. Pico currently serves as president of the Non-Governmental Peace Strategies Project, a Geneva, Switzerland non-profit institute aimed at devising new vehicles for the private sector to support peace efforts.

     Mr. Langer has been a director of the Company since 1999. From January 1, 1993 to December 31, 1998, Mr. Langer served as president and chief executive officer of Blumenthal Lansing Company, a wholly-owned subsidiary of the Company. He served as a consultant to the Company from January 1, 1999 to December 31, 2000.

    Mr. Cooke has been a director of the Company since May 2000 and the Company's Chief Financial Officer, Secretary and Vice President since February 1998. Since January 1, 1999, Mr. Cooke has been president and chief executive officer of Blumenthal Lansing Company, a wholly-owned subsidiary of the Company. Mr. Cooke was previously appointed to serve as the Company's Chief Financial Officer, Secretary and Vice President in February 1997, April 1996 and May 1996, respectively, until he resigned from such positions in September 1997. From October 1997 to January 1998, Mr. Cooke served as chief financial officer for Missbrenner, Inc., a supplier of printed fabrics. Mr. Cooke served as Controller of the Company from April 1994 until May 1996 and served as Chief Accounting Officer of the Company from March 1995 until February 1997.

     No family relationship exists among any of the officers and directors of the Company.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all
Section 16(a) reports filed. To the Company's knowledge, based solely on a review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company during the years ended December 31, 2001, 2000 and 1999 to its two most highly compensated employees, including the Chief Executive Officer (collectively, the "Named Executive Officers"), who were serving as the Company's executive officers at the end of 2001.

                          EXECUTIVE COMPENSATION TABLE

                                                                                           ALL OTHER
NAME AND PRINCIPAL                                                                          OPTIONS              COMPENSATION
POSITION                                          YEAR          SALARY($)      BONUS($)       (#)                    ($)(2)
-------------------------------                -----------      ---------      --------   -----------            -------------
Robert A. Levinson, Chairman of the            Fiscal 2001       200,000        81,912       100,000(3)                 0
   Board, President and Chief Executive        Fiscal 2000       200,000        59,611             0                    0
   Officer                                     Fiscal 1999       150,000        52,861       175,000(1)                 0

Edward F. Cooke, Vice President,               Fiscal 2001       150,000        60,990             0                3,791
   Chief Financial Officer and                 Fiscal 2000       150,000        59,611             0                3,802
   Secretary                                   Fiscal 1999       143,250        66,978      125,0000(1)             3,474


(1) Stock options granted pursuant to the Company's 1994 Incentive Program.

(2) The amounts reported in this column are the matching Company contributions to the Company's Deferred Compensation 401(k) Plan.

(3) On December 13, 2001, stock options were granted in connection with Mr. Levinson agreeing to serve as a limited guarantor with respect to the obligations of the Company, and its subsidiaries, Blumenthal Lansing Co., Inc., and Westwater Industries, Inc., under the financing agreements dated January 24, 2002 with The CIT Group/Commercial Services, Inc.

During the years ended December 31, 2001, 2000 and 1999, the Company did not grant any restricted stock awards or pay other annual compensation to its Named Executive Officers that exceeded the lesser of $50,000 or 10% of any such Named Executive Officer's salary and bonus.

OPTION GRANTS DURING THE FISCAL YEAR 2001

     On December 13, 2001, Mr. Levinson was granted immediately exercisable non-plan stock options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.23, as consideration for Mr. Levinson agreeing to serve as a limited guarantor with respect to the obligations of the Company and its subsidiaries under the financing agreements dated January 24, 2002 with The CIT Group/Commercial Services, Inc.

 AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain summary information concerning the value of unexercised stock options held by the Named Executive Officers as of December 31, 2001. There were no stock options exercises during the fiscal year 2001 by the Named Executive Officers.


                                  NUMBER OF                                 VALUE OF
                            UNEXERCISED OPTIONS AT                       "IN THE MONEY"
                                   FISCAL                                  OPTIONS AT
                                  YEAR END                             FISCAL YEAR END($)
                                  --------                             ------------------

                           VALUE
NAME                    EXERCISABLE         UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
----                    -----------         -------------       -----------        -------------
Robert A. Levinson       232,250(1)             43,750              0                    0
Edward F. Cooke          170,750(2)             31,250              0                    0

(1) Includes 132,250 stock options held as of December 31, 2001 which could and could not be exercised on that date pursuant to the Company's 1994 Incentive Program.

(2) Represents the aggregate number of stock options held as of December 31, 2001 which could and could not be exercised on that date pursuant to the Company's 1994 Incentive Program.

COMPENSATION OF DIRECTORS

     During the fiscal year 2001, each director who was not an officer or an employee of the Company received annual compensation in the amount of $12,000, plus $1,000 for such director's attendance at each meeting of the Board of Directors.

EMPLOYMENT /SEPARATION/CONSULTING AGREEMENTS

     Mr. Levinson is employed pursuant to an employment agreement, which commenced on January 1, 1999 and had an initial term of one year. The term of employment automatically renews annually, unless Mr. Levinson or the Company gives not less than 30 days written notice to the other. The employment agreement currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time). If Mr. Levinson's employment is terminated without cause by the Company, Mr. Levinson will be entitled to receive the base salary for a period equal to the remainder of the term of employment. In the event of a change in control of the Company, Mr. Levinson would be entitled to a lump sum severance payment generally equal to
2.99 times his average annual compensation for the five calendar years preceding the calendar year during which a change in control occurred or for such shorter period during which he was employed.

     Mr. Cooke entered into an agreement with the Company in March 1998 which sets forth the terms under which Mr. Cooke's employment with the Company may be terminated. Pursuant to such agreement, if within one year after a change in control of the Company Mr. Cooke's employment is terminated for any reason, the Company shall pay Mr. Cooke an amount equal to one year of his base salary then in effect.

             BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year 2001, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

                          THE BOARD AND ITS COMMITTEES

MEETINGS OF THE BOARD OF DIRECTORS

   During the fiscal year 2001, the Board held four meetings. Each member of the Board attended over 75% of the meetings of the Board held during the fiscal year 2001. The Company's directors discharge their responsibilities throughout the year, not only at Board meetings, but also through personal meetings and other communications, including telephone contacts with the Chairman and Chief Executive Officer and others regarding matters of interest and concern to the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board does not have a nominating, compensation or audit committee. The Board throughout the year performs the functions of such committees.

THE BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

    The Board of Directors reviews compensation of the executive officers of the Company to determine if such compensation is in line with similar organizations.

     The Company's executive compensation program is designed to attract and retain qualified executives with competitive levels of compensation that are related to performance goals and which recognize individual initiative and accomplishments. The principal components of the Company's executive compensation program are fixed compensation in the form of base salary, variable compensation in the form of annual cash bonuses and stock options.

     The Company is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended , which limits the deductibility of certain compensation payments to its executive officers. The Company does not have a policy requiring the Board to qualify all compensation for deductibility under this provision. The Board however considers the net cost to the Company in making all compensation decisions and will continue to evaluate the impact of this provision on its executive compensation. To date, Section 162(m) of Code, has not been a factor with respect to the Company's compensation payments to its executive officers.

Salaries

    Any discretionary increases in base salary are based on an annual evaluation by the Board of the performance of the Company and each executive officer, and take into account any new responsibilities of the executive, his experience and years of service with the Company and a comparison of base salaries for comparable positions at similar companies.

Bonuses

     The Board may decide to award a bonus to any executive officer. Any awards of discretionary bonuses are based on an annual evaluation by the Board of the performance of the Company and each executive officer, and take into account the Company's performance against the Company's projected budget. Messrs. Levinson and Cooke were awarded a discretionary bonus of $81,912 and $60,990, respectively, in 2001.

 Stock Options

     The Company's 1994 Incentive Program was adopted and ratified by the Company's stockholders in December 1994. The Board believes that the equity interests in the Company held by the Company's executive officers have served to link the interest of the executive officers with those of the stockholders. Under the Company's 1994 Incentive Program, options to purchase shares of Common Stock may be granted to the executive officers of the Company. The Board believes that the grant of stock options is, and will continue to be, an important component of the Company's executive compensation program. During 2001, no stock options were granted to the Company's executive officers under the 1994 Incentive Program. Historically, in determining the size of any grants to executive officers, the Board reviewed various factors, including the executives' total compensation package and the performance of the Company and each executive officer. The stockholdings of an executive officer are not a factor in determining the size of such grants.

Compensation of Chief Executive Officer

    Compensation for Mr. Levinson, the Company's Chairman of the Board, President and Chief Executive Officer, historically has been established in accordance with the principles described above. The Board of Directors reviews Mr. Levinson's performance and determines any base salary adjustments, additional bonuses and stock option grants considering the various factors described above with respect to executive officers. Mr. Levinson's employment agreement with the Company currently provides for a base salary of $200,000 per year (subject to increases as may be approved by the Board from time to time).

                             STOCK PERFORMANCE GRAPH

     The quarterly changes in cumulative stockholder return for the past five years are shown on the following graph. The assumption is that $100 was invested in shares of the stock of each of the Company, a peer group comprised of Cone Mills, Springs Industries and Dixie Yarns (with the amount pro-rated by market capitalization as of the beginning of the period) (the "Peer Group"), and the Russell 2001 Index (and that all dividends were reinvested). The Peer Group was used instead of a published industry or line-of-business index because the Company was unable to reasonably identify such an index. The total cumulative dollar returns shown in the graph represent the value such investments would have had on December 31, 2001. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.

                                [GRAPH OMITTED]

                                 12/31/96       12/31/97        12/31/98          12/31/99         12/31/00        12/31/01
Carlyle Industries, Inc.           $100           63.16           47.37            26.32            10.53            9.68
Russell 2000                       $100          122.36          119.25           144.60           140.23          143.71
Peer Group                         $100          112.27           81.46            68.47            32.05           33.55

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the beneficial ownership of the Company's capital stock by (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities, (b) each director, (c) each of the Named Executive Officers, and (d) all Named Executive Officers and directors as a group (6 persons). Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days. On March 28, 2002, there were outstanding 13,934,858 shares of Common Stock and 4,555,007 shares of Preferred Stock of the Company. Unless otherwise noted herein, the information set forth below is as March 28, 2002.

                                           COMMON STOCK            SERIES B PREFERRED STOCK
                                  ----------------------------    ----------------------------       PERCENT OF
                                    AMOUNT OF                        AMOUNT OF                        AGGREGATE
                                     SHARES                           SHARES                        VOTING POWER
NAME AND ADDRESS OF               BENEFICIALLY       PERCENT       BENEFICIALLY      PERCENT         OF CAPITAL
BENEFICIAL OWNER                      OWNED          OF CLASS          OWNED        OF CLASS            STOCK
-------------------               ------------       --------      ------------     --------        ------------
Robert A. Levinson(1) (2)........   2,904,673           20.5%       4,479,485          98.3%              39.9%
c/o Carlyle Industries, Inc.
  1 Palmer Terrace
  Carlstadt, NJ 07072


GAMCO Investors, Inc (3).........   2,009,529           14.4%              --            --               10.9%
Corporate Center
Rye, NY 10580


HBK Investments LP (4) ...            966,075            6.9%              --            --                5.2%
300 Crescent Ct.
Suite 700
Dallas, TX 75201


Ralph Langer (5).................     117,000              *               --            --                  *
  c/o Carlyle Industries, Inc.
  1 Palmer Terrace
  Carlstadt, NJ 07072

Edward F. Cooke(6)...............     216,850            1.5%              --            --                  *
  c/o Carlyle Industries, Inc.
  1 Palmer Terrace
  Carlstadt, NJ 07072






Joseph S. DiMartino(7)...........      12,250              *               --            --                  *
  c/o Dreyfus Corporation
  200 Park Avenue
  10th Floor
  New York, NY 10166

All directors and........           3,250,773           22.5%       4,479,485          98.3%              40.7%
  executive officers as a
  group(6 persons) (8)

*Less than 1% of the aggregate votes entitled to be cast.

(1) Includes: (i) 498,693 shares held of record by Mr. Levinson; (ii) 2,098,730 shares held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power; (iii) 75,000 shares held by three trusts for the benefit of Mr. Levinson's children, as to all of which trusts Mr. Levinson serves as co-trustee; and (iv) 232,250 shares of Common Stock which Mr. Levinson could acquire on or within 60 days after March 31, 2002 upon the exercise of stock options.

(2) Includes 4,479,485 shares held by Swenvest Corporation, as to which Mr. Levinson has sole voting and investment power.

(3) Represents shares held by GAMCO Investors, Inc. and various other entities which are directly or indirectly controlled by Mario J. Gabelli and for which he acts as chief investment officer, including registered investment companies and pension plans. This information is based solely upon the contents of a filing on
Schedule 13D dated February 15, 2000, made by Mario J. Gabelli and related entities with the Securities and Exchange Commission.

(4) Represents shares held by HBK Investments LP based solely upon the contents of a filing on Schedule13G dated January 25, 2000 made by HBK Investments LP and related entities with the Securities and Exchange Commission.

(5) Includes: (i) 50,750 shares held of record by Mr. Langer; and (ii) 66,250 shares which Mr. Langer could acquire within 60 days after March 31, 2002 upon the exercise of stock options.

(6) Includes: (i) 21,100 shares held of record by Mr. Cooke; and (ii) 170,750 shares which Mr. Cooke could acquire within 60 days after March 31, 2002 upon the exercise of stock options.

(7) Consists of 12,250 shares which could be acquired within 60 days after March 31, 2002 upon exercise of director's stock options.

(8) Includes 406,500 shares subject to stock options issued under the Company's 1994 Incentive Program which were exercisable within 60 days after March 31, 2002 and 100,000 shares subject to stock options issued outside of the Company's 1994 Incentive Program.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year 2001 there were no transactions, or series of similar transactions, between the Company or any of its subsidiaries, directors, executive officers, nominees for election as a director, beneficial owners of more than 5% of the Company's outstanding voting securities, or any member of the immediate family of any of the foregoing persons.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CARLYLE INDUSTRIES, INC.

                                        By: /s/ Robert A. Levinson
                                        ----------------------------------------
                                        Robert A. Levinson, Chairman, President
                                              and Chief Executive Officer
Date: April 30, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registration in the capacities and on the dates indicated.

Signature                                            Title                      Date
---------                                            -----                      ----

/s/ Robert A. Levinson                      Chairman, President                 April 30, 2002
---------------------------------           and Chief Executive Officer
Robert A. Levinson


/s/Ralph Langer                             Director                            April 30, 2002
---------------------------------
Ralph Langer


/s/Joseph S. DiMartino                      Director                            April 30, 2002
---------------------------------
Joseph S. DiMartino


/s/Edward F. Cooke                          Vice President,                     April 30, 2002
---------------------------------           Chief Financial Officer,
Edward F. Cooke                             Secretary and Director



/s/ Giandomenico Picco                      Director                            April 30, 2002
---------------------------------
Giandomenico Picco