Form 10-Q
period 2002-03-31
CARLYLE INDUSTRIES INC
filed 2002-05-10
CIK 11027

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

For the quarterly period ended March 31, 2002         Commission File No. 1-3462

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                             ----------------------

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

Registrant's telephone number: (201) 935-6220

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

                               [X] Yes     [ ] No

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

As of May 1, 2002, 13,934,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.


================================================================================

                            CARLYLE INDUSTRIES, INC.
                               One Palmer Terrace
                               Carlstadt, NJ 07072



                                TABLE OF CONTENTS
                                -----------------


                                                                        PAGE NO.
                                                                        --------

Part I --  Financial Information
-------------------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of March 31, 2002 and December 31, 2001.......................1

           Consolidated Statements of Operations
           for the Three Months Ended March 31, 2002 and 2001...............2

           Consolidated Statements of Comprehensive Income
           for the Three Months Ended March 31, 2002 and 2001...............2

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2002 and 2001...............3

           Notes to Unaudited Consolidated Financial Statements -
           March 31, 2002...................................................4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......9

Part II -- Other Information
----------------------------

Item 6.    Exhibits and Reports on Form 8-K................................10

           Signatures......................................................11

PART I -  FINANCIAL INFORMATION
Item 1.   Financial Statements

                        CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                       March 31, 2002
                                                         (Unaudited)    December 31, 2001
                                                       --------------   -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                               $    247         $    398
   Accounts receivable trade, net                             2,448            2,685
   Inventories, net                                           5,478            4,615
   Deferred income taxes                                        545              604
   Other current assets                                         243              284
                                                           --------         --------
      Total current assets                                    8,961            8,586
                                                           --------         --------

Property, Plant and Equipment, at cost                        3,881            3,851
Less: Accumulated Depreciation and Amortization              (1,650)          (1,595)
                                                           --------         --------
      Net property, plant and equipment                       2,231            2,256
                                                           --------         --------

Goodwill, net                                                 2,543            2,543
Deferred income taxes                                         1,952            1,883
Other assets                                                  1,056            1,018
                                                           --------         --------
      Total Assets                                         $ 16,743         $ 16,286
                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                        $  1,008         $    599
   Income taxes payable                                         142               43
   Other current liabilities                                    670            1,113
   Revolving credit debt                                      4,076            3,832
                                                           --------         --------
      Total current liabilities                               5,896            5,587
                                                           --------         --------
Long-term Debt                                                1,832            1,868
Other Liabilities                                             8,311            8,378
                                                           --------         --------
      Total Liabilities                                      16,039           15,833
                                                           --------         --------

Redeemable Preferred Stock, par value $0.01 per share
   11,187,451 shares authorized:
   Shares issued and outstanding:
      Series A - None                                            --               --
      Series B - 4,555,007 at March 31, 2002 and
         at December 31, 2001                                 4,555            4,555
Accumulated dividends on preferred stock                         14               13
                                                           --------         --------
                                                              4,569            4,568
                                                           --------         --------

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share
   20,000,000 shares authorized;
   Shares issued and outstanding at March 31, 2002
      and December 31, 2001: 13,934,858                         139              139
Paid in Capital                                              26,345           26,345
Retained Deficit                                            (28,998)         (29,237)
Accumulated Other Comprehensive Loss                         (1,351)          (1,362)
                                                           --------         --------
Total Common Stockholders' Deficit                           (3,865)          (4,115)
                                                           --------         --------
Total Liabilities, Redeemable Preferred Stock
   and Stockholders' Equity                                $ 16,743         $ 16,286
                                                           ========         ========

See Notes to Unaudited Consolidated Financial Statements.

                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                               Three Months Ended March 31,
                                                    2002           2001
                                                  -------        -------

Net sales                                         $ 5,258        $ 6,695
Cost of sales                                       2,972          4,026
                                                  -------        -------
                                                    2,286          2,669
Selling, general & administrative expenses          1,702          2,152
                                                  -------        -------
Income before interest and income taxes               584            517
Interest expense, net                                 101            160
                                                  -------        -------
Income before income taxes                            483            357
Provision for income taxes                            177            140
                                                  -------        -------
Income before preferred dividends                     306            217
Less dividends on preferred stock                      67             67
                                                  -------        -------
Income applicable to common stock                 $   239        $   150
                                                  =======        =======

Basic and diluted earnings per common share       $   .02        $   .01
                                                  =======        =======

Weighted average common shares
   outstanding (in thousands)                      13,935         13,935
                                                  =======        =======


See Notes to Unaudited Consolidated Financial Statements.



                            CARLYLE INDUSTRIES, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollars in thousands, except per share data)


                                               Three Months Ended March 31,
                                                    2002           2001
                                                  -------        -------

Net income before dividends on preferred stock    $   306        $   217
Other comprehensive income (loss):
   Foreign currency translation adjustment             11            (41)
                                                  -------        -------
Comprehensive income                              $   317        $   176
                                                  =======        =======


See Notes to Unaudited Consolidated Financial Statements.

                                CARLYLE INDUSTRIES, INC.
                                    AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)


                                                            Three Months Ended March 31,
                                                                 2002           2001
                                                               -------        -------
Cash Flows From Operating Activities:
Income before preferred dividends                              $   306        $   217
Reconciliation of income before preferred dividends
  to net cash provided by (used in) operations:
    Depreciation and amortization                                  132            155
    Deferred tax provision                                         (10)            94
    Changes in operating assets and liabilities:
      Accounts receivable                                          237         (1,022)
      Inventories                                                 (852)            81
      Other assets                                                 (22)          (238)
      Accounts payable                                             409            (36)
      Income taxes payable                                          99             16
      Other current liabilities                                   (443)          (189)
      Other liabilities                                            (65)          (147)
                                                               -------        -------
          Net cash used in operating activities                   (209)        (1,069)
                                                               -------        -------

Cash Flows From Investing Activities:
Capital expenditures                                               (30)            (9)
Investment in other assets                                         (52)           (21)
                                                               -------        -------
          Net cash used in investing activities                    (82)           (30)
                                                               -------        -------

Cash Flows From Financing Activities:
Proceeds from credit facilities, net                               208          1,050
Dividends on preferred stock                                       (66)           (67)
                                                               -------        -------
          Net cash provided by financing activities                142            983
                                                               -------        -------

Effect of exchange rate changes on cash and cash equivalents        (2)            (3)
                                                               -------        -------

Decrease in cash and cash equivalents                             (151)          (119)
Cash and cash equivalents beginning of period                      398            197
                                                               -------        -------
Cash and cash equivalents end of period                        $   247        $    78
                                                               =======        =======

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                                     $   101        $   135
                                                               =======        =======
  Income taxes                                                 $    17        $    64
                                                               =======        =======

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


NOTE 1:   BASIS OF PRESENTATION
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Nature of Operation: Carlyle Industries, Inc. (the "Company") and its subsidiaries package and distribute a line of buttons, craft and gift products.

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

NOTE 4:   INVENTORIES
---------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                       March 31, 2002    December 31, 2001
                                       --------------    -----------------

          Raw materials                    $ 2,635            $ 1,686
          Work in Progress                      20                 20
          Finished goods                     2,823              2,909
                                           -------            -------
                                           $ 5,478            $ 4,615
                                           =======            =======

NOTE 5:   CREDIT FACILITIES
---------------------------

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

The financing agreement with Carlyle provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500 thousand. The Term Loan amortizes $12 thousand per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. prime rate plus .5% with a minimum rate of 5%.

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

The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that all obligations under the CIT Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. Management of the Company believes that the likelihood of CIT accelerating the payment of the CIT Facilities in 2002 is remote.

NOTE 6:   PREFERRED STOCK
-------------------------

Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. The availability of resources to make dividend payments to the holders of Series B Preferred Stock in the future will depend on the Company's future cash flow.

In addition, the Series B Preferred Stock by its terms was required to be fully redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any, and to the extent of legally available funds as determined by the Board of Directors.

The Company expects to stay current with respect to Series B Preferred Stock dividends. However, redemption payments on account of the Series B Preferred Stock are not permitted under the CIT Facilities.

NOTE 7:   GOODWILL
------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The standard is effective beginning January 1, 2002. The Company is in the process of evaluating its goodwill and such evaluation is expected to be completed before June 30, 2002.

Item 2. Management Discussion and Analysis of Financial Condition and Result of Operations

2002 Compared to 2001

Net sales during the three months ended March 31, 2002 totaled $5.3 million as compared to $6.7 million during the quarter ended March 31, 2001, a decrease of $1.4 million or 21%. The decline in net sales was primarily attributable to two new product introductions that shipped in the first quarter of 2001. Neither of these programs was repeated in the first quarter of 2002.

Gross margin during the quarter ended March 31, 2002 totaled $2.3 million or 43.5% of net sales as compared with $2.7 million or 39.9% of net sales in 2001. The gross margin dollar decline during the first quarter of 2002 was the result of lower sales volume offset by not having the prior year's costs related to new program introductions. The gross margin percent improvement in 2002 was primarily the result of not having the prior year's costs associated with new program introductions which were not repeated in 2002.

Selling, general and administrative expenses during the quarter ended March 31, 2002 totaled $1.7 million or 32% of net sales as compared to $2.2 million or 32% of net sales in 2001. The reduction in selling, general and administrative expenses was primarily the result of headcount reductions made during 2001 in response to reduced revenues.

Income from continuing operations before interest and income taxes totaled $584 thousand during the quarter ended March 31, 2002 as compared to $517 thousand during last year. The increase was the result of lower selling, general and administrative expenses offset somewhat by the lower gross margin dollars.

Interest expense during the quarter ended March 31, 2002 totaled $101 thousand as compared to $160 thousand during 2001. The decrease in interest expense in 2002 was the result of the lower average level of revolving debt outstanding during 2002 combined with lower interest rates in effect during the quarter. The average level of outstanding debt during the first quarter of 2002 was $5.5 million as compared to $6.9 million for the quarter ended March 31, 2001. The weighted average interest rate on borrowings during the quarter ended March 31, 2002 was 5.71% as compared to 6.54% during the quarter ended March 31, 2001.

The provision for income tax during the first quarter of 2002 totaled $177 thousand as compared to $140 thousand in 2001. The combined effective income tax rate was 36.6% in 2002 and 39.2% in 2001. The combined effective income tax rates are higher than combined statutory rates principally because of state income taxes and in 2001 also because of nondeductible goodwill.

Preferred dividends totaled $67 thousand during the three months ended March 31, 2002 and 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002 the Company's principal sources of liquidity included cash and cash equivalents of $247 thousand and trade accounts receivable of $2.4 million.

The Company's principal sources of cash flow are from internally generated funds and borrowings under revolving credit facilities.

Net cash used by operating activities totaled $207 thousand during the first quarter of 2002 as compared to $1.1 million during the first three months of 2001. The improvement in cash used in operating activities was largely the result of timing of new customer programs and their related effect on accounts receivable and inventory.

Net cash used in investing activities totaled $82 thousand in 2002 as compared to $30 thousand in 2001. The increase in cash flows used in investing activity was primarily the result of higher capital expenditures in 2002.

Net cash provided by financing activities totaled $142 thousand in 2002 as compared to $983 thousand in 2001. Borrowings under the Company's credit facilities totaled $208 thousand in 2002 as compared to $1.05 million in 2001. Cash used for preferred stock dividend payments totaled $67 thousand in 2002 and 2001

Primarily as a result of losses incurred by its Westwater subsidiary during 2000 and 2001, the Company was in violation of a financial covenant in its revolving credit facility with Fleet Bank N.A. and it was therefore necessary to renegotiate the financial covenant or refinance its debt.

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

The financing agreement with Carlyle provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500 thousand. The Term Loan amortizes $12 thousand per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. prime rate plus .5% with a minimum rate of 5%.

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

The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that all obligations under the CIT Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. Management of the Company believes that the likelihood of CIT accelerating the payment of the CIT Facilities in 2002 is remote.

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

There were no dividends in arrears at March 31, 2002 and 2001. The availability of resources to make dividend payments to the holders of Preferred Stock in the future will depend on the Company's future cash flow and the timing of the settlement of the liabilities recorded in the financial statements of the Company. The Company believes that its available cash balances together with any cash generated from operations and any funds available under existing credit facilities will be sufficient to meet operating and recurring cash needs for foreseeable periods.



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



Item 3.   Qualitative and Quantitative Disclosures About Market Risk.

There have been no material changes to our exposures to market risk since December 31, 2001.

This Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, (the "Exchange Act"). Those statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; (iv) customer concentration and the increasing consolidation of the Company's customer base;
(v) the declaration and payment of dividends; and (vi) negotiations with its bank and potential lenders. Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties including the risks referred to above and identified in the Company's 10-K for the year ended December 31, 2001, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

                                                                 Sequentially
              Exhibit                                              Numbered
              Number                    Exhibit                      Page
              ------                    -------                  ------------

              99.1         Letter to Commission Pursuant to
                           Temporary Note 3T                          13



          (b) Reports on Form 8-K

              On February 8, 2002, the Company filed a Current Report on Form 8-K to disclose its financing arrangement with The CIT Group/Commercial Services, Inc.

              On March 14, 2002 the Company filed a Current Report on Form 8-K/A to include as exhibits the agreement and related documents in connection with the financing agreement with The CIT Group/Commercial Services, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARLYLE INDUSTRIES, INC.




Date: May 1, 2002          /s/ ROBERT A. LEVINSON
-----------------          -------------------------
                           Robert A. Levinson
                           Chairman, President and Chief Executive Officer


Date: May 1, 2002          /s/ EDWARD F. COOKE
-----------------          -------------------------
                           Edward F. Cooke
                           Vice President, Secretary and Chief Financial Officer

                                  EXHIBIT INDEX



          Number No.                  Exhibit
          ----------                  -------

          99.1                        Letter to Commission Pursuant to Temporary
                                      Note 3T