Form 10-Q
period 2002-06-30
CARLYLE INDUSTRIES INC
filed 2002-08-14
CIK 11027

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002         Commission File No.  1-3462

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                              --------------------

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

As of August 12, 2002, 13,934,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.


================================================================================

                            CARLYLE INDUSTRIES, INC.
                               One Palmer Terrace
                               Carlstadt, NJ 07072



                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

Part I -- Financial Information
-------------------------------

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of June 30, 2002 and December 31, 2001.................1

                  Consolidated Statements of Operations
                  for the Three and Six Months Ended June 30, 2002
                  and 2001..................................................2

                  Consolidated Statements of Comprehensive Income
                  for the Three and Six Ended June 30, 2002 and 2001........2

                  Consolidated Statements of Cash Flows
                  for the Three and Six Months Ended June 30, 2002
                  and 2001..................................................3

                  Notes to Unaudited Consolidated Financial
                  Statements - June 30, 2002................................4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............7

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk..............................................11

Part II -- Other Information
----------------------------

Item 6.           Exhibits and Reports on Form 8-K.........................12

                  Signatures...............................................13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)


                                                         June 30, 2002
                                                          (Unaudited)    December 31, 2001
                                                         -------------   -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                               $     19          $    398
   Accounts receivable trade, net                             3,425             2,685
   Inventories, net                                           6,256             4,615
   Deferred income taxes                                        543               604
   Other current assets                                         145               284
                                                           --------          --------
      Total current assets                                   10,388             8,586
                                                           --------          --------

Property, Plant and Equipment, at cost                        3,990             3,851
Less: Accumulated Depreciation and Amortization              (1,717)           (1,595)
                                                           --------          --------
      Net property, plant and equipment                       2,273             2,256
                                                           --------          --------

Goodwill, net                                                 2,543             2,543
Deferred income taxes                                         1,951             1,883
Other assets                                                  1,092             1,018
                                                           --------          --------
      Total Assets                                         $ 18,247          $ 16,286
                                                           ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                        $  1,049          $    599
   Income taxes payable                                         125                43
   Other current liabilities                                  1,076             1,113
   Revolving credit debt                                      4,966             3,832
                                                           --------          --------
      Total current liabilities                               7,216             5,587
                                                           --------          --------
Long-term Debt                                                1,805             1,868
Other Liabilities                                             8,171             8,378
                                                           --------          --------
      Total Liabilities                                      17,192            15,833
                                                           --------          --------

Redeemable Preferred Stock, par value $0.01 per share
   11,187,451 shares authorized:
   Shares issued and outstanding:
      Series A - None                                            --                --
      Series B - 4,555,007 at June 30, 2002 and
                 at December 31, 2001                         4,555             4,555
Accumulated dividends on preferred stock                         13                13
                                                           --------          --------
                                                              4,568             4,568
                                                           --------          --------

STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share
   20,000,000 shares authorized;
   Shares issued and outstanding at June 30, 2002
      and December 31, 2001: 13,934,858                         139               139
Paid in Capital                                              26,345            26,345
Retained Deficit                                            (28,736)          (29,237)
Accumulated Other Comprehensive Loss                         (1,261)           (1,362)
                                                           --------          --------
Total Common Stockholders' Deficit                           (3,513)           (4,115)
                                                           --------          --------
Total Liabilities, Redeemable Preferred Stock
   and Stockholders' Equity                                $ 18,247          $ 16,286
                                                           ========          ========


See Notes to Unaudited Consolidated Financial Statements.

                                     CARLYLE INDUSTRIES, INC.
                                         AND SUBSIDIARIES
                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in thousands, except per share data)


                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                 2002        2001             2002        2001
                                              ---------   ---------        ---------   ---------

Net sales                                     $   6,344   $   6,019        $  11,602   $  12,714
Cost of sales                                     4,096       3,693            7,068       7,719
                                              ---------   ---------        ---------   ---------
                                                  2,248       2,326            4,534       4,995
Selling, general & administrative expenses        1,634       1,861            3,336       4,013
                                              ---------   ---------        ---------   ---------
Income before interest and income taxes             614         465            1,198         982
Interest expense, net                               103         150              204         310
                                              ---------   ---------        ---------   ---------
Income before income taxes                          511         315              994         672
Provision for income taxes                          180         131              357         271
                                              ---------   ---------        ---------   ---------
Income before preferred dividends                   331         184              637         401
Less dividends on preferred stock                    69          69              136         136
                                              ---------   ---------        ---------   ---------
Income applicable to common stock             $     262   $     115        $     501   $     265
                                              =========   =========        =========   =========

Basic and diluted earnings per common share   $     .02   $     .01        $     .04   $     .02
                                              =========   =========        =========   =========

Weighted average common shares
   outstanding (in thousands)                    13,935      13,935           13,935      13,935
                                              =========   =========        =========   =========


See Notes to Unaudited Consolidated Financial Statements.



                                        CARLYLE INDUSTRIES, INC.
                                            AND SUBSIDIARIES
                        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Dollars in thousands, except per share data)


                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                       2002        2001             2002        2001
                                                    ---------   ---------        ---------   ---------

Net income before dividends on preferred stock      $     331   $     184        $     637   $     401
Other comprehensive income (loss):
   Foreign currency translation adjustment                 90         (18)             101         (59)
                                                    ---------   ---------        ---------   ---------
Comprehensive income                                $     421   $     166        $     738   $     342
                                                    =========   =========        =========   =========


See Notes to Unaudited Consolidated Financial Statements.

                                CARLYLE INDUSTRIES, INC.
                                    AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)


                                                               Six Months Ended June 30,
                                                                   2002        2001
                                                                 --------    --------
Cash Flows From Operating Activities:
Income before preferred dividends                                $    637    $    401
Reconciliation of income before preferred dividends
   to net cash used in operations:
      Depreciation and amortization                                   269         327
      Deferred tax provision                                           (7)        241
      Changes in operating assets and liabilities:
         Accounts receivable                                         (740)       (663)
         Inventories                                               (1,606)       (294)
         Other assets                                                  42        (322)
         Accounts payable                                             450        (285)
         Income taxes payable                                          82         (40)
         Other current liabilities                                    (37)       (360)
         Other liabilities                                           (207)       (278)
                                                                 --------    --------
            Net cash used in operating activities                  (1,117)     (1,273)
                                                                 --------    --------

Cash Flows From Investing Activities:
Capital expenditures                                                  (52)        (12)
Investment in other assets                                           (115)        (47)
                                                                 --------    --------
            Net cash used in investing activities                    (167)        (59)
                                                                 --------    --------

Cash Flows From Financing Activities:
Proceeds from credit facilities, net                                1,071       1,325
Deferred financing costs                                              (30)         --
Dividends on preferred stock                                         (136)       (136)
                                                                 --------    --------
            Net cash provided by financing activities                 905       1,189
                                                                 --------    --------

Effect of exchange rate changes on cash and cash equivalents           --           1
                                                                 --------    --------

Decrease in cash and cash equivalents                                (379)       (142)
Cash and cash equivalents beginning of period                         398        (197)
                                                                 --------    --------
Cash and cash equivalents end of period                          $     19    $     55
                                                                 ========    ========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest                                                      $    361    $    258
                                                                 ========    ========
   Income taxes                                                  $    232    $    110
                                                                 ========    ========


See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


NOTE 1:  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Certain reclassifications have been made to prior year amounts in order to present them on a basis consistent with the current year. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operation: Carlyle Industries, Inc. (the "Company") and its subsidiaries manufacture, package and distribute a line of buttons, craft and gift products.

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

NOTE 3:  EARNINGS PER SHARE
---------------------------

Earnings per share of the Company's Common Stock have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements. Substantially all stock options have been excluded from the diluted earnings per share because the effect would have been antidilutive.

NOTE 4:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):

                                            June 30, 2002      December 31, 2001
                                            -------------      -----------------

         Raw materials                        $   2,356            $   1,686
         Work in Progress                            21                   20
         Finished goods                           3,879                2,909
                                              ---------            ---------
                                              $   6,256            $   4,615
                                              =========            =========

NOTE 5:  CREDIT FACILITIES
--------------------------

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

The financing agreement with Carlyle provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500,000. The Term Loan amortizes $12,000 per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. prime rate plus .5% with a minimum rate of 5%.

In connection with the CIT Facilities, the Company and its subsidiaries have made guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, the Company's Chairman and Chief Executive Officer provided certain collateral against advances provided under the CIT Facilities. On December 13, 2001, the Company's Board of Directors authorized a grant of 100,000 stock options with an exercise price of $.23 per share to Mr. Levinson in consideration for his collateral support. The options vested immediately and are exercisable for ten years. During the second quarter of 2002 Mr. Levinson made a temporary advance of $200 thousand to the Company, which amount is included in other current liabilities.

The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock principal and dividend payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that, except for the term loan, all remaining obligations under the Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. In the case of the term loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the Facilities in 2002 is remote.

NOTE 6:  PREFERRED STOCK
------------------------

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

NOTE 7:  GOODWILL
-----------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value based test. The standard is effective beginning January 1, 2002. At this time the Company does not believe an impairment charge will be recorded. During the three and six month periods ended June 30, 2001, the Company recorded $40 thousand and $80 thousand respectively of goodwill amortization.

NOTE 8:  PROPOSED MERGER WITH LEVCOR INTERNATIONAL, INC.
--------------------------------------------------------

The Company's board of directors has approved a merger which will result in the acquisition of the Company by Levcor International, Inc. "Levcor", an apparel fabric processor. The terms of the proposed merger provide that Levcor will issue one share of Levcor common stock for each five shares of Carlyle common stock and one share of a new class of Levcor preferred stock for each share of Carlyle Series B preferred stock. The proposed merger is subject to Carlyle and Levcor stockholders' approval at a special meeting and other customary conditions, including approval from the Securities and Exchange Commission, and is expected to close in the fourth quarter of 2002. Robert A. Levinson , Chairman and Chief Executive Officer of the Company is also the Chairman and Chief Executive officer of Levcor and a director of Levcor and beneficially holds approximately 31.4% of Levcor's common stock.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The following is a brief discussion of the critical accounting policies used in the preparation of the Company's financial statements, including those accounting policies and methods used by the Company which require subjective judgments and are considered very important to the understanding of the Company's financial condition.

Revenue Recognition
The Company recognizes revenue upon shipment of product. Shipment is made generally by UPS or common carrier. The majority of our customers' shipments are F.O.B. Lansing , Iowa, the location of our distribution facility. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most shipments. All shipping costs incurred by the Company are expensed as cost of goods sold.

Accounts Receivable, trade
In the normal course of business, the Company extends credit to customers which satisfy established credit criteria. The Company has a significant concentration of credit risk due to the large volume of business with major retail chain store customers. Most of these retail chain stores are public companies and as such, the Company monitors their financial reports on a regular basis and obtains accounts receivable insurance in certain circumstance. Accounts receivable, trade, as shown on the Consolidated Balance Sheet, is net of allowances for returns and allowances, markdowns and estimated bad debts. An allowance for returns and markdowns is determined based on specific programs and customer agreements. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability are based on historical trends.

Inventory
The Company values inventory at the lower of the actual cost or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand, however, the Company manages inventory and monitors product purchasing to minimize this risk.

Impairment of Long Lived Assets
We adopted Statement of Financial Accounting Standards "SFAS" 144 Accounting for the Impairment or Disposal of Long Lived Assets beginning with the fourth quarter of 2002. Pursuant to SFAS 144, the Company evaluates its long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment is conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to the company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. We adopted Financial Accounting Standards "SFAS" No. 142 "Goodwill and Other Intangible Assets," beginning with the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. The Company believes that its long-lived assets are currently being carried on the Company's books at their fair value.

Debt
The Company's credit facilities with CIT are comprised of a term loan which amortizes $12 thousand per month and revolving credit which provides advances in accordance with a formula of 85% of eligible accounts receivable and 20% of eligible inventory.

Seasonality and New Programs
The Company's business is largely based on reorders from its retail customers and as a result the business is influenced by the buying habits of consumers. Home sewing and craft activities take place on a year-round basis; however, they are generally indoor activities and as a result they experience an increased participation level during the fall, winter and early spring months. Anticipating this pattern, our retail customers place somewhat larger reorders during the July through March period.

Sales are also influenced by the introduction of new programs and or the discontinuance of existing programs. A successful new program requires the retail customer to add the program and experience an acceptable level of sell-through. The Company develops and introduces new program ideas on a regular basis, however there is no assurance that its retail customers will buy the new programs and if they do, there is no assurance the consumer will purchase the new product at an acceptable level.

Second Quarter
--------------
Sales during the second quarter of 2002 totaled $6.3 million as compared to $6.0 million during the second quarter of 2001 for an increase of 5.4%. The sales increase was primarily attributable to a new product line introduced during the second quarter of 2002.

Gross margin during the second quarter of 2002 totaled $2.2 million as compared to $2.3 million in the second quarter of 2001. The decline in second quarter gross margin dollars was the result of costs associated with new product introductions during the second quarter of 2002. The gross margin percent during the second quarter of 2002 was 35.4% as compared to 38.6% during the second quarter of 2001.

Selling, general and administrative expenses in the second quarter of 2002 totaled $1.6 million as compared to $1.9 million in the second quarter of 2001. The reduction in selling, general and administrative expenses was primarily the result of lower compensation expense following a headcount reduction in the second half of 2001.

Income before interest and income taxes totaled $614 thousand during the second quarter of 2002 as compared to $465 thousand during the comparable period last year. The increase in income before interest and income taxes was primarily the result of lower selling, general and administrative expenses, partially offset by a decrease in gross profit.

Net interest expense during the second quarter of 2002 totaled $103 thousand as compared to net interest expense of $150 thousand during the second quarter of 2001. The reduction in second quarter interest expense as compared to the same period last year was the result of lower average debt outstanding during the second quarter of 2002 and the lower weighted average interest rates in effect during the second quarter of 2002 versus the second quarter of 2001.

The provision for income taxes during the second quarter of 2002 totaled $180 thousand as compared to $131 thousand during the same period last year. The combined effective income tax rate totaled 35.2% in the second quarter of 2002 as compared to 44.5% in the second quarter of 2001.

Series B Preferred Stock dividends during the second quarters of 2002 and 2001 totaled $69 thousand.

Second quarter results may not be indicative of future quarterly results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Year to date
------------
Sales during the six months ended June 30, 2002 totaled $11.6 million as compared to $12.7 million during the same period last year. The sales decrease reflects the effect of two products launched in the first quarter of 2001 which were later discontinued, offset in part by a new product line introduced during the second quarter of 2002. During the first quarter of 2001, the Company sold $826 thousand of a new line of chenille teddy bears, the Company also introduced a spray fabric paint line in March 2001. These two programs provided $1.2 million of sales in the first half of 2001. Because these product lines failed to generate sufficient consumer interest they were discontinued by our retail customers and produced no net sales in the first six months of 2002.

Gross margin during the first six months of 2002 totaled $4.5 million as compared to $5.0 million during the first six months of 2001. The gross margin percent during the first half of 2002 was 39.1% as compared to 39.3% during the first half of 2001. The gross margin dollar decrease in 2002 as compared to 2001 was the result of lower sales volume as discussed above and a lower gross margin percentage. The decline in gross margin percent was the result of a change in sales mix.

Selling, general and administrative expenses totaled $3.3 million during the six months ended June 30, 2002 as compared to $4.0 million during the comparable period last year. The reduction in selling, general and administrative expense in 2002 was primarily the result of a reduction in compensation expense following a headcount reduction in the second half of 2001.

Income before interest and income taxes for the six months ended June 30, 2002 totaled $1.2 million as compared to $1.0 million for the same period in 2001. The increase in income before interest and income taxes in 2002 as compared to 2001 was primarily the result of lower selling, general and administrative expenses.

The provision for income taxes during the six months ended June 30, 2002 totaled $357 thousand as compared to $271 thousand during the first half of 2001. The combined effective income tax rate was 35.9% during the six months ended June 30, 2002 as compared to 40.3% during the comparable period in 2001.

Series B Preferred Stock dividends during the six months ended June 30, 2002 and 2001 totaled $136 thousand.

Year to date results may not be indicative of full year results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002 the Company's principal sources of liquidity included cash and cash equivalents of $19,000 and trade accounts receivable of $3.4 million.

The Company's principal sources of cash flow are from internally generated funds and borrowings under revolving credit facilities.

Net cash used by operating activities totaled $1.1 million during the first six months of 2002 and $1.3 million during the first six months of 2001.

Net cash used in investing activities totaled $167,000 in 2002 as compared to $59,000 in 2001. The increase in cash flows used in investing activity was primarily the result of capitalized acquisition fees in connection with the Levcor merger in the amount of $77,000 in 2002.

Net cash provided by financing activities totaled $905 thousand in 2002 as compared to $1.2 million in 2001. Borrowings under the Company's credit facilities during the six months ended June 30 totaled $1.1 million in 2002 and $1.3 million in 2001. Cash used for preferred stock dividend payments during the six-month period totaled $136 thousand in 2002 and 2001. Deferred financing costs totaling $30,000 were incurred in connection with the CIT Facilities during the six months ended June 30, 2002.

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

The financing agreement with Carlyle provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500 thousand. The Term Loan amortizes $12,000 per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. prime rate plus .5% with a minimum rate of 5%.

In connection with the CIT Facilities, the Company and its subsidiaries have made guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, the Company's Chairman and Chief Executive Officer, provided certain collateral against advances provided under the CIT Facilities. On December 13, 2001, the Company's Board of Directors authorized a grant of 100,000 stock options with an exercise price of $.23 per share to Mr. Levinson in consideration for his collateral support. The options vested immediately and are exercisable for ten years. During the second quarter of 2002, Mr. Levinson made a temporary advance of $200,000 to the Company, which amount is included in other current liabilities.

The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock payments in excess of $300,000 per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that, except for the term loan, all remaining obligations under the Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. In the case of the term loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the Facilities in 2002 is remote.

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


                            CURRENT ACCOUNTING ISSUES

In August 2001, the Financial Accounting Standards Board issued SFAS 144 Accounting for the Impairment or Disposal of Long Lived Assets. Under SFAS 144 management is required to assess fair value of these assets. The Company believes that this had no effect on the first and second quarters of 2002.

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

The Company believes that its long-lived assets are currently being carried on the Company's books at their fair value. The Company recorded goodwill amortization totaling $40,000 and $80,000 during the three and six month periods ended June 30, 2001. Under SFAS 142, there is no such goodwill amortization in 2002 or future periods.


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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit
             Number                      Exhibit
             ------                      -------

             99.1          Certification Pursuant to Section
                           906 of the Sarbane-Oxley Act of 2002

             99.2          Certification Pursuant to Section
                           906 of the Sarbane-Oxley Act of 2002

         (b) Reports on Form 8-K

             We filed a Form 8-K on May 30, 2002, announcing that the Company and Levcor International have executed a definitive merger agreement.

             We filed a Form 8-K on June 11, 2002, announcing that the Company was dismissing Arther Andersen and engaging Friedman, Alpren & Green LLP to serve as its new principal independent accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARLYLE INDUSTRIES, INC.



Date: August 12, 2002      /s/ ROBERT A. LEVINSON
---------------------      ----------------------
                           Robert A. Levinson
                           Chairman, President and Chief Executive Officer

Date: August 12, 2002      /s/ EDWARD F. COOKE
---------------------      -------------------
                           Edward F. Cooke
                           Vice President, Secretary and Chief Financial Officer

                                  EXHIBIT INDEX



Number No.                 Exhibit
----------                 -------

99.1                       Certification Pursuant to Section 906 of the
                           Sarbane-Oxley Act of 2002

99.2                       Certification Pursuant to Section 906 of the
                           Sarbane-Oxley Act of 2002