Form 10-Q
period 2002-09-30
CARLYLE INDUSTRIES INC
filed 2002-11-14
CIK 11027

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002    Commission File No.  1-3462

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

                                  [X] Yes   [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                                  [ ] Yes   [X] No

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

As of November 12, 2002, 13,934,858 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

================================================================================

                            CARLYLE INDUSTRIES, INC.
                               One Palmer Terrace
                               Carlstadt, NJ 07072


                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

Part I - Financial Information
-------------------------------

Item 1.    Condensed Financial Statements

           Condensed Consolidated Balance Sheets
           as of September 30, 2002 and December 31, 2001.....................1

           Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30, 2002 and 2001....2

           Condensed Consolidated Statements of Comprehensive Income
           for the Three and Nine Months Ended September 30, 2002 and 2001....2

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2002 and 2001..............3

           Notes to Condensed Unaudited Consolidated Financial Statements
           - September 30, 2002...............................................4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....................8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........13

Item 4.    Procedures and Controls...........................................13

Part II - Other Information
---------------------------

Item 6.    Exhibits and Reports on Form 8-K..................................14

           Signatures........................................................15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              September 30,
                                                                  2002         December 31,
                                                               (Unaudited)         2001
                                                              ------------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                  $         14     $        398
   Accounts receivable trade, net                                    2,583            2,685
   Inventories, net                                                  5,568            4,615
   Deferred income taxes                                               536              604
   Other current assets                                                376              284
                                                              ------------     ------------
      Total current assets                                           9,077            8,586
                                                              ------------     ------------

Property, Plant and Equipment, at cost                               4,013            3,851
Less: Accumulated Depreciation and Amortization                     (1,770)          (1,595)
                                                              ------------     ------------
      Net property, plant and equipment                              2,243            2,256
                                                              ------------     ------------

Goodwill, net                                                        2,543            2,543
Deferred income taxes                                                1,951            1,883
Other assets                                                           939            1,018
                                                              ------------     ------------
      Total Assets                                            $     16,753     $     16,286
                                                              ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                           $        638     $        599
   Income taxes payable                                                100               43
   Other current liabilities                                         1,111            1,113
   Revolving credit debt                                             3,865            5,700
                                                              ------------     ------------
      Total current liabilities                                      5,714            7,455
                                                              ------------     ------------
Long-term debt                                                       1,768               --
Other Liabilities                                                    8,063            8,378
                                                              ------------     ------------
      Total Liabilities                                             15,545           15,833
                                                              ------------     ------------
Redeemable Preferred Stock, par value $0.01 per share
   11,187,451 shares authorized:
   Shares issued and outstanding:
      Series A - None                                                   --               --
      Series B - 4,555,007 at September 30, 2002 and
                           at December 31, 2001                      4,555            4,555
Accumulated dividends on preferred stock                                13               13
                                                              ------------     ------------
                                                                     4,568            4,568
                                                              ------------     ------------
STOCKHOLDERS' EQUITY
Common Stock, par value $0.01 per share
   20,000,000 shares authorized;
   Shares issued and outstanding at September 30, 2002
      and December 31, 2001: 13,934,858                                139              139
Paid in Capital                                                     26,345           26,345
Retained Deficit                                                   (28,584)         (29,237)
Accumulated Other Comprehensive Loss                                (1,260)          (1,362)
                                                              ------------     ------------
Total Common Stockholders' Deficit                                  (3,360)          (4,115)
                                                              ------------     ------------
Total Liabilities, Redeemable Preferred Stock
   and Stockholders' Equity                                   $     16,753     $     16,286
                                                              ============     ============

See Notes to Unaudited Consolidated Financial Statements.

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                      Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                          2002           2001              2002           2001
                                                      ----------------------------------------------------------
Net sales                                             $    5,912     $    5,958        $   17,514     $   18,672
Cost of sales                                              3,860          3,997            10,928         11,716
                                                      ----------     ----------        ----------     ----------
                                                           2,052          1,961             6,586          6,956
Selling, general & administrative expenses                 1,593          1,508             4,929          5,521
Other (income)                                                --           (100)               --           (100)
                                                      ----------     ----------        ----------     ----------
Income before interest and income taxes                      459            553             1,657          1,535
Interest expense, net                                        111            135               315            445
                                                      ----------     ----------        ----------     ----------
Income before income taxes                                   348            418             1,342          1,090
Provision for income taxes                                   128            166               485            437
                                                      ----------     ----------        ----------     ----------
Income before preferred dividends                            220            252               857            653
Less dividends on preferred stock                             68             69               204            205
                                                      ----------     ----------        ----------     ----------
Income applicable to common stock                     $      152     $      183        $      653     $      448
                                                      ==========     ==========        ==========     ==========

Basic and diluted earnings per common share           $      .01     $      .01        $      .05     $      .03
                                                      ==========     ==========        ==========     ==========
Weighted average common shares
   outstanding (in thousands)                             13,935         13,935            13,935         13,935
                                                      ==========     ==========        ==========     ==========

See Notes to Unaudited Consolidated Financial Statements.


                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                       STATEMENTS OF COMPREHENSIVE INCOME
                  (Dollars in thousands, except per share data)


                                                      Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                          2002           2001              2002           2001
                                                      ----------------------------------------------------------

Net income before dividends on preferred stock        $      220     $      252        $      857     $      653
Other comprehensive income:
   Foreign currency translation adjustment                     1             66               102              6
                                                      ----------     ----------        ----------     ----------
Comprehensive income                                  $      221     $      318        $      959     $      659
                                                      ==========     ==========        ==========     ==========

See Notes to Unaudited Consolidated Financial Statements.

                    CARLYLE INDUSTRIES, INC. AND SUBSIDIARIES
                        UNAUDITED CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                 Nine months Ended September 30,
                                                                       2002         2001
                                                                     --------     --------
Cash Flows From Operating Activities:
Income before preferred dividends                                    $    857     $    653
Reconciliation of income before preferred dividends
  to net cash provided by (used in) operations:
     Depreciation and amortization                                        415          526
     Deferred tax provision                                                --          175
     Changes in operating assets and liabilities:
      Accounts receivable                                                 102          (36)
      Inventories                                                        (916)         334
      Other assets                                                       (199)        (546)
      Accounts payable                                                     39         (938)
      Income taxes payable                                                 57           78
      Other current liabilities                                            (2)        (231)
      Other liabilities                                                  (315)        (485)
                                                                     --------     --------
         Net cash provided by (used in) operating activities               38         (470)
                                                                     --------     --------
Cash Flows From Investing Activities:
Capital expenditures                                                      (71)         (12)
Investment in other assets                                                (50)         (54)
                                                                     --------     --------
         Net cash used in investing activities                           (121)         (66)
                                                                     --------     --------
Cash Flows From Financing Activities:
Proceeds (repayments) from credit facilities, net                         (67)         875
Deferred financing costs                                                  (30)          --
Dividends on preferred stock                                             (204)        (205)
                                                                     --------     --------
         Net cash provided by (used in) financing activities             (301)         670
                                                                     --------     --------

Effect of exchange rate changes on cash and cash equivalents               --           --

Increase (decrease) in cash and cash equivalents                         (384)         134
Cash and cash equivalents beginning of period                             398          197
                                                                     --------     --------
Cash and cash equivalents end of period                              $     14     $    331
                                                                     ========     ========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
  Interest                                                           $    322     $    447
                                                                     ========     ========
  Income taxes                                                       $    428     $    156
                                                                     ========     ========

See Notes to Unaudited Consolidated Financial Statements

                            CARLYLE INDUSTRIES, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1:  BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Reclassifications: Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

NOTE 3:  EARNINGS PER SHARE
---------------------------

Earnings per share of the Company's Common Stock have been computed on the basis of weighted average common shares outstanding after providing for quarterly preferred dividend requirements. Substantially all stock options have been excluded from the diluted earnings per share because the effect would have been antidilutive or had no dilutive effect.

NOTE 4:  INVENTORIES
--------------------

The components of inventories, net of reserves, are as follows (dollars in thousands):
                                      September 30,     December 31,
                                          2002              2001
                                       ----------        ----------

         Raw materials                 $    2,199        $    1,686
         Work in Progress                      21                20
         Finished goods                     3,348             2,909
                                       ----------        ----------
                                       $    5,568        $    4,615
                                       ==========        ==========

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

The CIT Facilities are comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. The financing agreements with Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. provide for revolving credit advances to such facilities based on eligible accounts receivable and inventory and include a Letter of Credit agreement with a limit of $500 thousand.

The financing agreement provides for a term loan (the "Term Loan") in the amount of $2 million and revolving credit of $500 thousand. The Term Loan amortizes $12 thousand per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. prime rate plus .5% with a minimum rate of 5%.

In connection with the CIT Facilities, the Company and its subsidiaries have made guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, the Company's Chairman and Chief Executive Officer, provided certain collateral against advances provided under the CIT Facilities. On December 13, 2001, the Company's Board of Directors authorized a grant of 100 thousand stock options with an exercise price of $.23 per share to Mr. Levinson in consideration for his collateral support. The options vested immediately and are exercisable for ten years. During the second quarter of 2002, Mr. Levinson made a temporary advance of $200 thousand to the Company. The loan was repaid during the third quarter of 2002.

The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock principal and dividend payments in excess of $300 thousand per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that, except for the term loan, all remaining obligations under the Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that materially impairs the collateral or increases CIT's risk. In the case of the term loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the CIT Facilities in 2002 is remote.

NOTE 6:  PREFERRED STOCK
------------------------

Dividends on the Series B Preferred Stock accrue at an annual rate of 6% and are payable quarterly on March 15, June 15, September 15, and December 15. The availability of resources to make dividend payments to the holders of Series B Preferred Stock in the future will depend on the Company's future cash flow.

In addition, the Series B Preferred Stock by its terms was originally required to be fully redeemed by the Company in annual installments beginning March 15, 1995 through March 15, 1999, subject among other things to the approval of the Company's senior lenders, if any, and to the extent of legally available funds as determined by the Board of Directors.

The Company expects to stay current with respect to Series B Preferred Stock dividends. However, redemption payments on account of the Series B Preferred Stock are not permitted under the CIT Facilities.

NOTE 7:  GOODWILL
-----------------

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") as of January 1, 2002. Under SFAS 142, the Company no longer amortizes goodwill, but is required to review goodwill for impairment annually, or more frequently if impairment indicators arise.

In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense is as follows (dollars in thousands):

                                             Three Months Ended                Nine Months Ended
                                             September 30, 2001                September 30, 2001
                                       -----------------------------     -----------------------------
                                                         Basic and                         Basic and
                                                          Diluted                           Diluted
                                            Net         Earnings Per          Net         Earnings Per
                                          Income        Common Share        Income        Common Share
Reported                               $        183     $        .01     $        448     $        .03
Add:  Amortization adjustment                    40                *              120              .01
                                       ------------     ------------     ------------     ------------
Adjusted                               $        223     $        .01     $        568     $        .04
                                       ============     ============     ============     ============

*  This amount is less than $.01.

Pursuant to the adoption of SFAS 142, the Company has completed the initial valuation analysis required by the transitional goodwill impairment test, which indicated that the fair value of its only reporting unit with reported goodwill was greater than its carrying value. The Company based this conclusion on the selling price of the Company in the proposed merger with Levcor International, Inc. ("Levcor"), exceeding the net book value.

NOTE 8:  OTHER INCOME
---------------------

During the third quarter 2001, the Company sold its North Grosvenordale, Connecticut property for a nominal amount. This property was the site of the former Belding Corticelli Thread manufacturing facility which had ceased operating at that location over 25 years ago. In connection with this sale, the new owner has assumed all environmental clean up and salvage responsibilities. The Company reduced its environ-mental liability by $100 thousand as a result of this transaction.

NOTE 9:  PROPOSED MERGER WITH LEVCOR INTERNATIONAL, INC.
--------------------------------------------------------

The Company's board of directors has approved a merger which will result in the acquisition of the Company by Levcor, an apparel fabric processor. The terms of the proposed merger provide that Levcor will issue one share of Levcor common stock for each five shares of Carlyle common stock and one share of a new class of Levcor preferred stock for each share of Carlyle Series B preferred stock. The proposed merger is subject to Carlyle and Levcor stockholders' approval at a special meeting and other customary conditions, including the declaration of effectiveness by the Securities and Exchange Commission of a Registration Statement on Form S-4, and is expected to close in the fourth quarter of 2002. Robert A. Levinson, Chairman and Chief Executive Officer of the Company is also the Chairman and Chief Executive officer of Levcor and beneficially holds approximately 31.4% of Levcor's common stock and approximately 20.4% of the Company's outstanding common stock and approximately 98.3% of the Company's outstanding Series B preferred stock, which collectively represents approximately 38.7% of the voting power of the Company's capital stock.

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

Revenue Recognition

The Company recognizes revenue upon shipment of product. Shipment is made generally by UPS or common carrier. Deliveries generally take place within three days of shipment. The majority of our customers' shipments are F.O.B. Lansing, Iowa, the location of our distribution facility. In some circumstances, shipments are made F.O.B. destination, in which case the Company insures the sales value of most of these shipments. All shipping costs incurred by the Company are expensed as cost of goods sold.

Accounts Receivable, trade

In the normal course of business, the Company extends credit to customers which satisfy established credit criteria. The Company has a significant concentration of credit risk due to the large volume of business with major retail chain store customers. Most of these retail chain stores are public companies and as such, the Company monitors their financial reports on a regular basis and obtains accounts receivable insurance in certain circumstance. Accounts receivable, trade, as shown on the Consolidated Balance Sheet, is net of allowances for returns and allowances, markdowns and estimated bad debts. An allowance for returns and markdowns is determined based on specific programs and customer agreements. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements and assessments of collectability are based on historical trends.

Inventories

The Company values inventory at the lower of the actual cost (based on weighted average) or its current estimated market value. The Company regularly reviews inventory quantities on hand, by item, and records a provision for excess inventory based primarily on the Company's historical experience and estimated forecast of product demand using historical and recent ordering data relative to the quantity on hand for each item. A significant decrease in demand for the Company's products could result in an increase in the amount of excess inventory quantities on hand, however, the Company manages inventory and monitors product purchasing to minimize this risk.

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

                              RESULTS OF OPERATIONS

Comparison of Results of Operations Between the Three Months ended September 30 of 2002 and of 2001.

Sales during the third quarter of 2002 totaled $5.9 million as compared to $6.0 million during the third quarter of 2001.

Gross margin during the third quarter of 2002 totaled $2.1 million as compared to $2.0 million in the third quarter of 2001. The gross margin percent during the third quarter of 2002 was 34.7% as compared to 32.9% during the third quarter of 2001.

Selling, general and administrative expenses in the third quarter of 2002 totaled $1.6 million as compared to $1.5 million in the third quarter of 2001.

Other income totaling $100 thousand was recorded during the third quarter of 2001 related to the sale of property in North Grosvenordale, CT.

The changes to the Company's sales, gross margin, selling, general and administrative expenses as well as other income during the third quarter of 2002 as compared to the third quarter of 2001 were nominal and reflect normal variations.

Income before interest and income taxes totaled $459 thousand during the third quarter of 2002 as compared to $553 thousand during the comparable period last year. The decrease in income before interest and income taxes was primarily the result of lower other income during the third quarter of 2002.

Net interest expense during the third quarter of 2002 totaled $111 thousand as compared to net interest expense of $135 thousand during the third quarter of 2001. The reduction in third quarter interest expense as compared to the same period last year was the result of lower average debt outstanding during the third quarter of 2002 and the lower weighted average interest rates in effect during the third quarter of 2002 versus the third quarter of 2001.

The provision for income taxes during the third quarter of 2002 totaled $128 thousand as compared to $166 thousand during the same period last year. The combined effective income tax rate totaled 36.7% in the third quarter of 2002 as compared to 39.7% in the third quarter of 2001.

Series B Preferred Stock dividends during the third quarters of 2002 and 2001 totaled $68 thousand and $69 thousand respectively.

Third quarter results may not be indicative of future quarterly results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

Comparison of Results of Operations Between the Nine Months ended September 30 of 2002 and of 2001

Sales during the nine months ended September 30, 2002 totaled $17.5 million as compared to $18.7 million during the same period last year. The sales decrease reflects the effect of two products launched in the first quarter of 2001 which were later discontinued, offset in part by a new product line introduced during the third quarter of 2002. During the first quarter of 2001, the Company sold $826 thousand of a new line of chenille teddy bears, the Company also introduced a spray fabric paint line in March 2001. These two programs provided $1.2 million of sales in the first nine months of 2001. Because these product lines failed to generate sufficient consumer interest they were discontinued by our retail customers and produced no net sales in 2002.

Gross margin during the first nine months of 2002 totaled $6.6 million as compared to $7.0 million during the first nine months of 2001. The gross margin percent during the first nine months of 2002 was 39.1% as compared to 39.3% during the first half of 2001. The gross margin dollar decrease in 2002 as compared to 2001 was the result of lower sales volume as discussed above. The improvement in gross margin percent was the result of a change in sales mix.

Selling, general and administrative expenses totaled $4.9 million during the nine months ended September 30, 2002 as compared to $5.5 million during the comparable period last year. The reduction in selling, general and administrative expense in 2002 was primarily the result of a reduction in compensation expense following a headcount reduction in the second half of 2001.

Other income totaling $100 thousand was recorded during the nine months ended September 30, 2001 related to the sale of property in North Grosvenordale, CT.

Income before interest and income taxes for the nine months ended September 30, 2002 totaled $1.7 million as compared to $1.5 million for the same period in 2001. The increase in income before interest and income taxes in 2002 as compared to 2001 was primarily the result of lower selling, general and administrative expenses.

The provision for income taxes during the nine months ended September 30, 2002 totaled $485 thousand as compared to $437 thousand during the first nine months of 2001. The combined effective income tax rate was 36.1% during the nine months ended September 30, 2002 as compared to 40.1% during the comparable period in 2001.

Series B Preferred Stock dividends during the nine months ended September 30, 2002 and 2001 totaled $204 thousand and $205 thousand respectively.

Year to date results may not be indicative of full year results due to programs with major retail customers which may vary as to timing and amount from quarter to quarter. In addition, consolidation within the Company's customer base and inventory reduction efforts by major retail customers may affect the Company's revenue and operating results in subsequent quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 the Company's principal sources of liquidity included cash and cash equivalents of $14 thousand and trade accounts receivable of $2.6 million.

The Company's principal sources of cash flow are from internally generated funds and borrowings under revolving credit facilities.

Net cash provided by operating activities totaled $38 thousand during the first nine months of 2002. Net cash used in operating activities totaled $470 thousand during the same period last year.

Net cash used in investing activities totaled $121 thousand in 2002 as compared to $66 thousand in 2001. The increase in cash flows used in investing activity was primarily the result of software development costs.

Net cash used by financing activities totaled $301 thousand in 2002 as compared to net cash provided of $670 thousand in 2001. Repayments under the Company's credit facilities during the nine months ended September 30 totaled $67 thousand in 2002 as compared to borrowings of $875 during the same period last year. Cash used for preferred stock dividend payments during the nine-month period totaled $204 thousand in 2002 and $205 thousand in 2001. Deferred financing costs totaling $30 thousand were capitalized in connection with the CIT Facilities during the nine months ended September 30, 2002.

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

The CIT Facilities are comprised of separate financing agreements with each of the Company and its wholly-owned subsidiaries, Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. The financing agreements with Blumenthal Lansing Company, Inc. and Westwater Industries, Inc. provide for revolving credit advances to such facilities based on eligible accounts receivable and inventory and include a Letter of Credit agreement with a limit of $500 thousand.

The financing agreement provides for a term loan (the "Term Loan") in the amount of $2.0 million and revolving credit of $500 thousand. The Term Loan amortizes $12 thousand per month during each of the first twenty five months followed by a final installment payment of $1.7 million during the twenty-sixth month. All amounts outstanding under the CIT Facilities bear interest at the Chase Bank N.A. prime rate plus .5% with a minimum rate of 5%.

In connection with the CIT Facilities, the Company and its subsidiaries have made guarantees and have issued first priority liens covering substantially all of the assets of the Company and its subsidiaries. In addition, Mr. Robert A. Levinson, the Company's Chairman and Chief Executive Officer, provided certain collateral against advances provided under the CIT Facilities.

The CIT Facilities contain representations and warranties and events of default customary for agreements of this nature, such as restrictions on incurring more debt, acquisitions, preferred stock payments in excess of $300 thousand per year, the use of proceeds from the sale of assets and change in voting control of the Company. The CIT Facilities also contain a subjective acceleration clause which states that, except for the term loan, all remaining obligations under the

Facilities shall, at CIT's option, be immediately due and payable without notice or demand upon the occurrence of any change in the Company's condition or affairs (financial or otherwise) that in CIT's sole discretion exercised by CIT in accordance with CIT's business judgement materially impairs the collateral or increases CIT's risk. In the case of the term loan, CIT may accelerate the maturity in the event of a default by the Company after thirteen months notice of such acceleration. Management of the Company believes that the likelihood of CIT accelerating the payment of any of the Facilities in 2002 is remote.

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

                            CURRENT ACCOUNTING ISSUES

The Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" ("SFAS 144") beginning with the first quarter of 2002. Pursuant to SFAS 144, the Company evaluates its long-lived assets for impairment based on accounting pronouncements that require management to assess fair value of these assets by estimating the future cash flows that will be generated by the assets and then selecting an appropriate discount rate to determine the present value of these future cash flows. An evaluation for impairment is conducted when circumstances indicate that an impairment may exist; but not less frequently than on an annual basis. The determination of impairment is subjective and based on facts and circumstances specific to the Company and the relevant long-lived asset. Factors indicating an impairment condition exists may include permanent declines in cash flows, continued decreases in utilization of a long-lived asset or a change in business strategy. The Company believes that its long-lived assets are currently being carried on the Company's books at their fair value.

The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") beginning with the first quarter of 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but, instead, tested at least annually for impairment while intangible assets that have finite useful lives continue to be amortized over their respective useful lives. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to determine the fair value of the reporting unit, which may be calculated using a discounted cash flow methodology, and compare this value to its carrying value. If the fair value exceeds the carrying value, no further work is required and no impairment loss would be recognized. The second step is an allocation of the fair value of the reporting unit to all of the reporting unit's assets and liabilities under a hypothetical purchase price allocation. Pursuant to the adoption of SFAS 142, the Company has completed the initial valuation analysis required by the transitional goodwill impairment test, which indicated that the fair value of its only reporting unit with reported goodwill was greater than its carrying value. The Company based this conclusion on the selling price of the Company in the proposed merger with Levcor International, Inc.("Levcor"), exceeding the net book value.

Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially effect the financial statements.

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

Item 4.  Procedures and Controls.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit
               Number                     Exhibit
               ------                     -------
                99.1         Certification Pursuant to Section
                             906 of the Sarbane-Oxley Act of 2002 -- Chief Executive Officer

                99.2         Certification Pursuant to Section
                             906 of the Sarbane-Oxley Act of 2002 -- Chief Financial Officer

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CARLYLE INDUSTRIES, INC.


Date: November 12, 2002                /s/ ROBERT A. LEVINSON
-----------------------                -----------------------------------------
                                       Robert A. Levinson
                                       Chairman, President and
                                       Chief Executive Officer


Date: November 12, 2002                /s/ EDWARD F. COOKE
-----------------------                -----------------------------------------
                                       Edward F. Cooke
                                       Vice President, Secretary and
                                       Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Robert A. Levinson, Chief Executive Officer of Carlyle Industries, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                       /s/ ROBERT A. LEVINSON
                                       -----------------------------------------
                                       Robert A. Levinson
                                       Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Edward F. Cooke, Chief Financial Officer of Carlyle Industries, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                       /s/ EDWARD F. COOKE
                                       -----------------------------------------
                                       Edward F. Cooke
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Number No.     Exhibit
----------     -------
99.1           Certification Pursuant to Section 906 of the Sarbane-Oxley Act
               of 2002 -- Chief Executive Officer

99.2 Certification Pursuant to Section 906 of the Sarbane-Oxley Act of 2002 -- Chief Financial Officer